Form 10-Q
period 2009-03-31
Regency Resources, Inc.
filed 2009-04-17
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-158103

REGENCY RESOURCES, INC.
                                                                   (Exact name of small business issuer as specified in its charter)

Nevada	98-0515726
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Glouchester Ave., Flat 5, Camden Town, London, England, NW1 7AU
(Address of principal executive offices)

011-44-207-267-2160
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                            Accelerated filer                       [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                             Small reporting company        [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 15, 2009: 2,450,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2009 and December 31, 2008	4

	Statement of Operations For the three months ended January 31, 2009 and 2008 and for the period December 11, 2006 (Date of Inception) to March 31, 2009	5

	Statement of Cash Flows For the three months ended March 31, 2009 and 2008 and for the period December 11, 2006 (Date of Inception) to March 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended March 31, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to March 31, 2009 and the statement of cash flows for the three months ended March 31, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2009	Dec. 3 1, 2008

ASSETS

CURRENT ASSETS

Cash	$ 45	$ 7,540

Total Current Assets	$ 45	$ 7,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 6,235	$ 6,217
Accounts payable – related parties	14,991	9,343

Total Current Liabilities	21,226	15,560

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(62,831)	(49,670)

Total Stockholders’ Deficiency	(21,181)	(8,020)

	$ 45	$ 7,540

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three months ended March 31, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to March 31, 2009

(Unaudited – Prepared by Management)

	Three month ended March 31, 2009	Three months ended March 31, 2008	From December 11, 2007 (date of inception) to March 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,550	-	7,675
Bank charges and interest	195	30	713
Consulting	5,000	-	25,000
Edgarizing	368	-	368
Exploration and staking	-	1,173	14,646
Filing fees	-	386	991
Incorporation costs	-	-	620
Legal	2,000	-	2,000
Management fees	3,000	-	9,000
Office	148	320	289
Rent	900	-	1,200
Transfer agent’s fees	-	18	329

NET LOSS FROM OPERATIONS	$ (13,161)	$(1,927)	$ (62,831)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	1,650,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to March 31, 2009

(Unaudited – Prepared by Management)

	Three months ended March 31, 2009	Three months ended March 31, 2008	From December 11, 2006 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (13,161)	$ (1,927)	$ (62,831)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	18	1,191	6,235

Net Cash Provided (Used) in Operations	(13,143)	(736)	(56,596)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	5,648	-	14,991
Proceeds from issuance of common stock	-	-	41,650

	5,648	-	56,641

Net (Decrease) Increase in Cash	(7,495)	(736)	45

Cash at Beginning of Period	7,540	6,590	-

CASH AT END OF PERIOD	$ 45	$ 5,854	$ 45

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

1.           ORGANIZATION

The Company, Regency Resources Inc., was incorporated under the laws of the State of Nevada on December 11, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2009 the Company had a net operating loss carry forward of $62,831 for income tax purposes.  The tax benefit of approximately $19,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire in 2030.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On February 15, 2007, the Company acquired the Mara Gold Claim located in the Republic of Fiji from The Mara Group LLC., an unrelated company, for the consideration of $7,000.  The Mara Gold Claim is located 20 km North West of the city Suva, Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

On July 1, 2008, the Company acquired the La Trinidad Gold Claim located in the Republic of the Philippines from Kalibo Resources Inc., an unrelated company, for the consideration of $5,000.  Under Philippine mining laws, the claim remains in good standing as long as the Company has an interest in it.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $14,991.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

5.           CAPITAL STOCK

On April 15, 2007, Company completed a private placement consisting of 1,650,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $1,650.  On October 31, 2008, the Company completed a private placement of 800,000 common shares at $0.05 per share for a total consideration of $40,000.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Regency Resources, Inc. (“Regency”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Regency was incorporated under the laws of the State of Nevada on December 11, 2006 under the name of Regency Resources Inc. (“Regency”). Our fiscal year end is December 31.  Our executive offices are located at 11 Glouchester Ave, Flat 5, Camden Town, London, NW1 7AU, England.
We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception.  We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations.  There is can be no assurance we will be able to raise this capital.

On February 15, 2007 Regency purchased a 100% interest in the Mara Gold Claim (the “Mara Claim”) from The Mara Group LLC., an unrelated company, for $7,000. The Mara Claim consists of one – 8 unit claim block containing 122.5 hectares (approximately 307 acres) located about 20 km North West of the city of Suva, in the Republic of Fiji.  The Mara Claim is a gold exploration project.

On July 1st, 2008 we acquired a 100% interest in the La Trinidad Gold Claim (the “La Trinidad Claim”) from an unrelated mineral exploration company, Kalibo Resources Inc., for the sum of $5,000.  The La Trinidad Claim, a gold exploration project, covers approximately 94.5 hectares (233.5 acres) located 45 kilometers North East of the city of Lingayen in the Republic of the Philippines.  The ‘La Trinidad Claim’ and the “Mara Claim” are sometimes referred to herein collectively as the “Regency Claims”

There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on either of the Regency Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on either of the Regency Claims.

We have no full-time employees and management of Regency devote a very small percentage of their time to the affairs of the Company. While neither of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Foreign Currency and Exchange Rates

Our mineral properties are located in the, case of the La Trinidad Property, the Republic of Philippines and the Mara Gold Claim, the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this registration statement, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $ 1.897 or FJD $ 1.00 being approximately equal US $ 0.53 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

DESCRIPTION OF THE PROPERTY

Provided we have sufficient funds to do so, we intend to undertake exploration work on both of the Regency Claims. The Regency Claims were selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region. However, at present we do not have funds available to undertake only Phase I work on the La Trinidad Claim as described below.

 We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on either of our properties.

We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on either of the Regency Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on either of the Regency Claims. We presently do not have funds sufficient to complete even Phase 1 of a two-phase exploration program recommended for the la Trinidad Gold Claim.

Descriptions of the Regency Claims, our two exploration property interests, are as follows:

La Trinidad Claim

Location and Access

Regency is the registered and beneficial owner of a 100% interest in the La Trinidad Claim, located the Republic of Philippines. The La Trinidad Claim covers an area of approximately 94.5 hectares (approximately 233.5 acres) and is located about 45 km North East of the city of Lingayen and 35 km South West of the city of San Fernanda. The claim is accessible by all-weather government-maintained roads to the towns of Lingayen and to San Fernanda. Year-round deep sea port facilities at Lingayen.  As well, Lingayen has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are also present in Lingayen

The topography and relief of the La Trinidad Claim is fairly rugged. The claim falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation. Rainfall can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 meters.  Due to the steep, deforested, mountains on average 60 percent of the rainwater quickly runs off the claim area, with the remaining 40% quickly evaporating or seeping into underground aquifers.  Exploration work can be undertaken year round on the La Trinidad Claim.

Property Geology

The La Trinidad Claim is underlain by Precambrian rocks, sediments and volcanics, exposed along a wide axial plain.  The volcanics are hornfelsed and commonly contain minor pyrite, pyrrhotite.  To the east of the claim are intrusives consisting of rocks such as tonalite, monzonite, and gabbro while on the western most point of the claim the intrusives also consist of a large mass of granodiorite.

In general the intrusive volcanics culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.   These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

Recent exploration for gold occurrences in the area immediately surrounding the La Trinidad Claim has been encouraging.  This area is well know for numerous productive mineral occurrences including the Cabarroguis Gold Mine located approximately 55 kilometers (34 miles) to the west of our claim.

Previous Exploration

The La Trinidad Claim has seen very limited historical exploration.  Several properties to the west of our claim have ben drilled by junior exploration companies.  We have not yet undertaken any work on the La Trinidad Claim and  there is no known mineralization on the La Trinidad Claim.

Plan of Operation: Proposed Exploration Work

Mr. Roberto Cua, P. Geo., authored the "Summary of Exploration On The La Trinidad Property, La Trinidad, Philippines” dated July 7, 2008 (the “Cua Report”), in which he recommended a phased exploration program to properly evaluate the potential of the La Trinidad Claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. Subject to having funds sufficient to do so, we plan to proceed with exploration of the La Trinidad Claim, in the manner recommended in the Cua Report, to determine the potential for discovering commercially exploitable deposits of gold.

We do not have any ores or reserves whatsoever at this time on the La Trinidad Claim. Our planned work is exploratory in nature.

Mr. Cua is, and has since 1998 been, a registered Professional Geologist in good standing in the Geological Society of Philippines. He graduated from the University of far east, Manila, with a degree in geology (B. Sc.,1981) and a Master’s degree (M. Sc.) in 1986 from the same university.

The Cua Report concludes that:

-           the area of the La Trinidad Claim is well known for numerous productive mineral occuences;

-           the locale of the La Trinidad Gold Claim is underlain by the units of the Precambrian rocks that are found at those mineral occurrence sites.

-           these rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite.

-           structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

-           mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

-           potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

The Cua Report recommends a two-phase exploration program to properly evaluate the potential of the claims.   We anticipate, based on the budgets set forth in the Cua Report, that Phase I work will cost $12,700 (PHP 602,000).

Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Regency Claims.  The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and/or uranium and other indicator minerals can be made.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point.

Assuming the results of the Phase I work identify suitable targets, thus indicating further exploration of the La Trinidad Claim is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II geochemical surveying and surface sampling program at a cost of approximately $25,260 (PHP 1,205,000).    Assuming the results of a Phase II trenching program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct such Phase III work is subject to our ability to raise funds to do so.

Mara Claim

Location and Access

The Mara Claim gold exploration project consists of 1 unpatented mineral claim, covering 122.5 hectares (approximately 303 acres) located 20 kilometers (approximately 12.5 miles) North West of the town of Suva, Fiji. The claim was assigned to Regency by The Mara Group LLC., an unaffiliated seller,  and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.  Regency owns a 100% interest in the property.

The Mara Claim is accessible from Suva, Fiji by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The town of Suva has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Suva.

The Mara Claim lies at an elevation of 1,650 feet near the northeast end of the Nakanai Mountain Range. The main mountain ridge has a maximum peak of 2,642 feet with steep east facing slopes.

Tropical mountain forests grow at lower elevations in the northwest corner of the claim and good rock exposure is found along the peaks and ridges in the eastern portion of the claim. The climate is mild year round with the rainy season falling from May to October.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances.  As and when advanced exploration is contemplated there may be bonding requirements for reclamation.

Property Geology

The property is underlain by rocks of the Savura Volcanic Group and is derived from a potassium-rich magma of shoshonite association evolving from an absarokite parent magma to shoshonite, bankite and monzonite derivates. The Savura Volcanic Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.

Previous Exploration

Fijian and British prospectors first reported gold in the area of the Mara Claim over 60 years ago. Mineral lode claims were recorded in 1947 in the surrounding areas.  Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby Tradewinds Gold Mine (25 kilometers away) producing 155,000 ounces of gold annually.  During the 1990’s junior mineral exploration companies drilled several properties west of the Mara Claim.

Past work on Mara Claim since 2000 has indicated the presence of sulphide mineralization containing gold and silver values. No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it. Previous exploration work has not, to the knowledge of Mr. Robards, included any attempt to drill the structure on Mara Gold Claim. Records indicate that no detailed exploration has been completed on the property.

Subject to raising the necessary capital, Regency Resources Inc. is prepared to conduct preliminary exploration work on the property.

Plan of Operation: Proposed Exploration Work

A two phased mineral exploration program, consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying to identify targets for diamond drilling, has been recommended by Peter Robads, P. Geol., in his report titled “Summary Of Exploration On The Mara Property,, Suva Fiji” (the “Robard’s Report”).

In his report Mr. Robards, who vsited the Mara Claim on February 5th-8th 2008, observed that (i) the area is well known for numerous productive mineral occurrences (including the Tradewinds Gold Mines some 25 kilometers (approximately 15.5 miles) to the east) and, (ii) that the locale of the Mara Claim is underlain by the same rock units of the Savura Volcanic Group that are found at those mineral occurrence sites.

Phase I work would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up (i.e. Phase II) diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

A phased exploration program to further delineate the mineralized system currently recognized on Mara Gold Claim is recommended.

The proposed budget for Phase I work is as follows:

1.   Geological Mapping                                                                                                                     $   4,000

2.   Geophysical Surveying                                                                                                                $   3,315

3.   Geochemical surveying and surface sampling                                                                          $ 13,100
     (includes sample collection and assaying)

                                   TOTAL PHASE I                                                                                           $ 20,415

We currently have no funds available to undertake any portion of Phase I work on the Mara Claim. Unless and until we are able to raise additional funds (through the issuance of additional shares, debt securities or loan advances from our President in addition to the $60,000 already committed to) we will be unable to undertake any exploration work on the Mara Gold Claim.

General

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Regency’s operations and liquidate our company.   See, particularly, ‘Risk Factors’ 2, 3, and 6 on pages 6, 6 and 7, respectively.

There are no permanent facilities, plants, buildings or equipment on the Regency Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Philippines and Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Philippines and Fiji.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Competition

We compete with other exploration companies searching for gold and other precious metals properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Employees

We intend to continue to use the services of consultants for exploration work on our properties. At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $9,343 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of March 31, 2009 our total assets were $45 and our total liabilities were $21,226 including $14,991 to related parties.

As of March 31, 2009 we had cash reserves of $45 and unpaid accounts payable of $6,235 not including $14,991 to related parties leaving a total amount of $6,190 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $44,535 in cash, on an ‘as needed’ basis to meet our anticipated expenses over the remainder of 2009 as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		300
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	200
Management fees	(iv)	12,000
Office and general expenses	(v)	1,000
Rent	(vi)	3,600
Transfer agent fees	(vii)	1,000
Estimated expenses for the next twelve months		38,300
Account payable – unrelated parties at March 31, 2009	(viii)	6,235
Estimated funds required over the next twelve months		$44,535

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

June 30 , 2009	10-Q	750	500	1,250
September 30, 2009	10-Q	750	500	1,250
December 31, 2009	10-K	1,260	2,500	3,750
March 31, 2010	10-Q	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report, will be completed at an estimated cost of $12,700.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $200.

(iv)           Management fees

The Company has agreed to pay the President’s brother, Gordon Brooke, $1,000 per month.

(v)           Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vi)           Rent

The Company has agreed to pay Gordon Brooke, the brother of the President $300 per month for the use of his residence as an office.

(vii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(viii).           Accounts payable – unrelated parties

The amount outstanding as at March 31, 2009 was $6,535 which (i) consists of the following amounts:

Independent accountant	$ 500
In-house accountant	4,044
Unpaid management fees and rent	1,600
Photocopies, fax and delivery	91

Total	$ 6,535

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of the date of this Form 10-Q, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

The Three months ended March 31, 2009.

We incurred accumulated net losses since inception of $62,831.

Balance Sheet

Total cash and cash equivalents, as at March 31, 2009 and 2008, were respectively $45 and $5,853.  Our working capital deficit as at March 31, 2009 and 2008 were respectively, $21,181 and $5,472.  If amounts owed to related parties are excluded there was a negative working capital position as at March 31, 2009 of $21,181; and as at March 31, 2008, positive working capital of $2,541

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $9,343.    No revenue was generated during these periods.

Total shareholders’ deficiency as at March 31, 2009 and 2008 were respectively $21,181 and $5,472.

As of March 31, 2009 shares of common stock outstanding was 2,450,000.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from our claim.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on December 11, 2006.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Should we be successful in our initial exploration activities, in order to become profitable and competitive, we anticipate the need to invest considerable time and capital in the exploration of our property before we could start production of any minerals we may find. We must obtain additional equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.
Our shares do not trade on any exchange or quotation system   We are eventually hoping to be quoted on the OTC Bulletin Board (“OTCBB”) but as yet have not made an application through a market maker under Form 211.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

When are share eventually quoted on the OTCBB, if they ever are, our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Regency Claims, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Regency or is a party or to which the Regency Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                                RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Regency contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares being offered. The following risk factors reflect the potential and substantial material risks that could be involved if you decide to purchase shares in this offering.

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our December 31, 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already committed to by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the Mara Claim budgeted for in this prospectus) and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our mineral properties, the Regency Claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2009, the date of our most recent audited financial statements is $62,831.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

4.
Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations that will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Regency.  Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Regency and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of our shareholders’ investment.

5.	We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves.   Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income.  If we cannot generate income we will have to cease exploration activity, which will result in the loss of our shareholders’ investment.

6.	If we don't raise enough money for ongoing exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early pre-exploration stage.  We need to raise additional capital to undertake exploration activity beyond Phase I work planned for the Regency Claims.  We do not have sufficient cash on hand to continue operations for more than twelve months.  Without loan advances from our officers and directors and/or the issuance of treasury shares, we will not be able to complete even Phase I of our planned exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

7.
Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Provided we undertake our planned exploration activity, any potential development of and production from the Regency Claims depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the properties into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our properties may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders might lose their entire investment in our company.

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9.
Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only a small part of her time, approximately 10 hours per month, to our operations our business.  Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations.  As a consequence our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

10. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Regency Claims, our only properties, do not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of the Regency Claims, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Regency Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Regency Claims are found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

11. No matter how much money is spent on the Regency Claims, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Regency Claims, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Regency Claims without finding anything of value.  There is a high probability the Regency Claims do not contain any reserves so any funds spent on exploration will probably be lost.

12. Even with positive results during exploration, the Regency Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

Even if, as a result of future exploration programs, we are successful in identifying a source of minerals of good grade we might still fail to find such minerals in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Regency Claims is in excess of the selling price of such minerals, we would not be able to develop the Regency Claims.  Accordingly even if ore reserves were found on the Regency Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Regency Claims in which case we would have to abandon the Regency Claims and seek another mineral property to develop, or cease operations altogether.

13. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

14. Our directors and officers control a substantial number of our outstanding shares and will be able to effect corporate transactions without further shareholder approval.

Our directors and officers own 67.35% of our outstanding shares.  Because of their control, they will be able to approve certain corporate transactions without seeking further shareholder approval.  In addition, because of their control, it will be harder to change the board of directors and management.

Risks Associated with Our Shares:

15. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares that would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares.   Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share that they might have received had there been a public market for our shares.  Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10-K and 10-Q; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become effective with this prospectus will be six months plus twelve to eighteen additional weeks thereafter to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB.   If this is the case, there will be no liquidity for the shares of our shareholders.

16.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

17. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2008.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009 Registration No. 333-158103)

3.2	Articles of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No.333-158103)

3.3	Certificate of Correction (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)

3.4	By-laws (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)

4	Stock Specimen (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 31, 2009 Registration No. 333-158103)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENCY RESOURCES, INC.
(Registrant)

Date: April 16, 2009	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: April 16, 2009	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director