Form 10-Q
period 2009-06-30
Regency Resources, Inc.
filed 2009-07-27
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-158103

REGENCY RESOURCES, INC.
                                                                        (Exact name of registrant as specified in its charter)

Nevada	98-0515726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Glouchester Ave., Flat 5, Camden Town, London, England, NW1 7AU
(Address of principal executive offices)

011-44-207-267-2160
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 15, 2009: 2,450,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (a pre-exploration stage company) at June 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and six months ended June 30, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to June 30, 2009 and the statement of cash flows for the six months ended June 30, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	Dec. 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 3,321	$ 7,540

Total Current Assets	$ 3,321	$ 7,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 6,576	$ 6,217
Accounts payable – related parties	25,555	9,343

Total Current Liabilities	32,131	15,560

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(70,460)	(49,670)

Total Stockholders’ Deficiency	(28,810)	(8,020)

	$ 3,321	$ 7,540

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and six months ended June 30, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	Three month ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	From December 11, 2007 (date of inception) to June 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,812	-	3,363	-	9,487
Bank charges and interest	36	49	231	79	749
Consulting	-	5,000	5,000	5,000	25,000
Edgarizing	630	-	997	-	998
Exploration and staking	-	-	-	1,173	14,646
Filing fees	-	263	-	649	991
Incorporation costs	-	-	-	-	620
Legal	-	-	2,000	-	2,000
Management fees	3,000	-	6,000	-	12,000
Office	63	-	211	320	352
Rent	900	-	1,800	-	2,100
Transfer agent’s fees	1,188	-	1,188	18	1,517

NET LOSS FROM OPERATIONS	$ (7,629)	$ (5,312)	$ (20,790)	$ (7,239)	$ (70,460)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	1,650,000	2,450,000	1,650,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	Six months ended June 30, 2009	Six months ended June 30, 2008	From Dec. 11, 2006 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,790)	$ (7,239)	$ (70,460)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	359	1,191	6,576

Net Cash Provided (Used) in Operations	(20,431)	(6,048)	(63,884)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	16,212	-	25,555
Proceeds from issuance of common stock	-	5,000	41,650

	16,212	5,000	67,205

Net (Decrease) Increase in Cash	(4,219)	(1,048)	3,321

Cash at Beginning of Period	7,540	6,590	-

CASH AT END OF PERIOD	$ 3,321	$ 5,542	$ 3,321

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

June 30, 2009

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

On June 30, 2009 the Company had a net operating loss carry forward of $70,460 for income tax purposes.  The tax benefit of approximately $21,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire in 2030.

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

June 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $25,555.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Regency Resources, Inc. (“Regency” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

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

Foreign Currency and Exchange Rates

Our mineral properties are located in the, case of the La Trinidad Property, the Republic of Philippines and the Mara Gold Claim, the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.06 or FJD $ 1.00 being approximately equal US $ 0.48 which is the exchange rate as at June 30, 2009.

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

As of June 30, 2009 our total assets were $3,321 and our total liabilities were $32,131 including $25,555 to related parties.

As of June 30, 2009 we had cash reserves of $3,321 and unpaid accounts payable of $6,576 not including $25,555 to related parties leaving a total amount of $28,810 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $25,555 has been advanced to date. These advance are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		300
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	200
Management fees	(iv)	12,000
Office and general expenses	(v)	1,000
Rent	(vi)	3,600
Transfer agent fees	(vii)	1,000
Estimated expenses		38,300
Account payable – unrelated parties at June 30, 2009	(viii)	6,576
Estimated funds before cash on hand		44,876
Cash on hand as at June 30, 2009		(3,321)
Estimate cash requirements over the next twelve months		$ 41,555

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2009	10-Q	750	500	1,250
December 31, 2009	10-K	1,260	2,500	3,750
March 31, 2010	10-Q	750	500	1,250
June 30 , 2010	10-Q	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report on La Trinidad claim, will be completed at an estimated cost of $12,700.  The exploration budget for the Mara claims will be deferred until 2010.

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

(vii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(viii).           Accounts payable – unrelated parties

The amount outstanding as at June 30, 2009 was $6,576 which (i) consists of the following amounts:

Independent accountant	$ 500
In-house accountant	5,985
Photocopies, fax and delivery	91

Total	$ 6,576

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

The Six Months Ended March 31, 2009.

We incurred accumulated net losses since inception of $70,460.

Balance Sheet

Total cash and cash equivalents, as at June 30, 2009 and 2008, were respectively $3,321 and $5,542.  Our working capital deficit as at June 30, 2009 and 2008 were respectively, $28,810 and $3,818.  If amounts owed to related parties are excluded there was a negative working capital position as at June 30, 2009 of $3,255; and as at June 30, 2008, positive working capital of $5,543.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $9,343.    No revenue was generated during these periods.

Total shareholders’ deficiency as at June 30, 2009 was $28,810.

As of June 30, 2009 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2009.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Our auditors' report on our December 31, 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already committed to by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the La Trinidad Claim budgeted for in this Form 10-Q) and may have to cease operations and go out of business.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2009, the date of our most recent audited financial statements is $70,460.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Presently, we estimate the time it will take us to become public on the OTCBB and our share quoted thereon will be a minimum of six months.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB.   If this is the case, there will be no liquidity for the shares of our shareholders.

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

Our shares will be considered, if and when they are ever quoted, to be "penny stocks" and therefore are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY RESOURCES, INC.
(Registrant)

Date: July 27, 2009	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: July 27, 2009	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director