Form 10-Q
period 2009-09-30
Regency Resources, Inc.
filed 2009-11-12
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 1, 2009: 2,450,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and December 31, 2008	4

	Statement of Operations For the three and nine months ended September 30, 2009 and 2008 and for the period December 11, 2006 (Date of Inception) to September 30, 2009	5

	Statement of Cash Flows For the nine months ended September 30, 2009 and 2008 and for the period December 11, 2006 (Date of Inception) to September 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at September 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to September 30, 2009 and the statement of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from December 11, 2006 (date of incorporation) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	Sept. 30, 2009	Dec. 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 4,360	$ 7,540

Total Current Assets	$ 4,360	$ 7,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,693	$ 6,217
Accounts payable – related parties	31,088	9,343

Total Current Liabilities	38,781	15,560

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(76,071)	(49,670)

Total Stockholders’ Deficiency	(34,421)	(8,020)

	$ 4,360	$ 7,540

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and nine months ended September 30, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	Three month ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008	From December 11, 2007 (date of inception) to Sept. 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,025	-	4,388	-	10,512
Bank charges and interest	36	123	266	202	785
Consulting	-	7,500	5,000	12,500	25,000
Edgarizing	367	-	1,365	-	1,365
Exploration and staking	-	6,472	-	7,645	14,646
Filing fees	-	-	-	649	991
Incorporation costs	-	-	-	-	620
Legal	-	-	2,000	-	2,000
Management fees	3,000	3,000	9,000	3,000	15,000
Office	283	-	494	18	635
Rent	900	-	2,700	-	3,000
Transfer agent’s fees	-	-	1,188	320	1,517

NET LOSS FROM OPERATIONS	$ (5,611)	$(17,095)	$ (26,401)	$ (24,334)	$ (76,071)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	1,650,000	2,450,000	1,650,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008	From Dec. 11, 2006 (date of inception) to Sept. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (26,401)	$ (24,334)	$ (76,071)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,476	3,018	7,693

Net Cash Provided (Used) in Operations	(24,925)	(21,316)	(68,378)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	21,745	1,172	31,088
Proceeds from issuance of common stock	-	17,500	41,650

	21,745	18,672	72,738

Net (Decrease) Increase in Cash	(3,180)	(2,644)	4,360

Cash at Beginning of Period	7,540	6,590	-

CASH AT END OF PERIOD	$ 4,360	$ 3,946	$ 4,360

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited – Prepared by Management)

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited – Prepared by Management)

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

On September 30, 2009 the Company had a net operating loss carry forward of $76,071 for income tax purposes.  The tax benefit of approximately $22,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire in 2030.

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited – Prepared by Management)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $31,088.

REGENCY RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited – Prepared by Management)

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

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception.  We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations.  There can be no assurance we will be able to raise this capital.

On February 15, 2007 Regency purchased a 100% interest in the Mara Gold Claim (the “Mara Claim”) from The Mara Group LLC., an unrelated company, for $7,000. The Mara Claim consists of one 8 unit claim block containing 122.5 hectares (approximately 307 acres) located about 20 km North West of the city of Suva, in the Republic of Fiji.  The Mara Claim is a gold exploration project.

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

Foreign Currency and Exchange Rates

Our mineral properties are located in the, case of the La Trinidad Property, the Republic of Philippines and the Mara Gold Claim, the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.06 or FJD $ 1.00 being approximately equal US $ 0.48 which is the exchange rate as at September 30, 2009.

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

Descriptions of the Regency Claims, our two exploration property interests, are as follows:

La Trinidad Claim

Location and Access

Regency is the registered and beneficial owner of a 100% interest in the La Trinidad Claim, located in the Republic of Philippines. The La Trinidad Claim covers an area of approximately 94.5 hectares (approximately 233.5 acres) and is located about 45 km North East of the city of Lingayen and 35 km South West of the city of San Fernanda. The claim is accessible by all-weather government-maintained roads to the towns of Lingayen and to San Fernanda. Year-round deep sea port facilities exist at Lingayen.  As well, Lingayen has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are also present in Lingayen.

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

Previous Exploration

The La Trinidad Claim has seen very limited historical exploration.  Several properties to the west of our claim have been drilled by junior exploration companies.  We have not yet undertaken any work on the La Trinidad Claim and  there is no known mineralization on the La Trinidad Claim.

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

The Cua Report concludes that:

-           the area of the La Trinidad Claim is well known for numerous productive mineral occurrences;

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

Assuming the results of the Phase I work identify suitable targets, thus indicating further exploration of the La Trinidad Claim is warranted, we intend, provided we are able to raise funds to do so, to undertake a Phase II geochemical surveying and surface sampling program at a cost of approximately $25,260 (PHP 1,205,000).    Assuming the results of a Phase II trenching program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct such Phase III work is subject to our ability to raise funds to do so.

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

Past work on the Mara Claim since 2000 has indicated the presence of sulphide mineralization containing gold and silver values. No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it. Previous exploration work has not, to the knowledge of Mr. Robards, included any attempt to drill the structure on Mara Gold Claim. Records indicate that no detailed exploration has been completed on the property.

Subject to raising the necessary capital, Regency Resources Inc. is prepared to conduct preliminary exploration work on the property.

Plan of Operation: Proposed Exploration Work

A two phased mineral exploration program, consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying to identify targets for diamond drilling, has been recommended by Peter Robads, P. Geol., in his report titled “Summary Of Exploration On The Mara Property, Suva Fiji” (the “Robard’s Report”).

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $31,088 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of September 30, 2009 our total assets were $4,360 and our total liabilities were $38,781 including $31,088 to related parties.

As of September 30, 2009 we had cash reserves of $4,360 and unpaid accounts payable of $7,693 not including $31,088 to related parties leaving a total amount of $34,421 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $28,912 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		300
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	200
Management fees	(iv)	12,000
Office and general expenses	(v)	1,000
Rent	(vi)	3,600
Transfer agent fees	(vii)	1,000
Estimated expenses		38,300
Account payable – unrelated parties at Sept. 30, 2009	(viii)	7,693
Estimated funds before cash on hand		45,993
Cash on hand as at Sept. 30, 2009		(4,360)
Estimate cash requirements over the next twelve months		$ 41,633

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2009	10-K	1,250	2,500	3,750
March 31, 2010	10-Q	750	500	1,250
June 30 , 2010	10-Q	750	500	1,250
September 30, 2010	10-Q	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

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

(vii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(viii).           Accounts payable – unrelated parties

The amount outstanding as at September 30, 2009 was $7,693 which (i) consists of the following amounts:

Independent accountant	$ 500
In-house accountant	6,878
Photocopies, fax and delivery	315

Total	$ 7,693

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

The Nine Months Ended September 30, 2009.

We incurred accumulated net losses since inception of $76,071.

Balance Sheet

Total cash and cash equivalents, as at September 30, 2009 and 2008, were respectively $4,360 and $7,540.  Our working capital deficit as at September 30, 2009 and 2008 were respectively, $34,421 and $8,020.  If amounts owed to related parties are excluded there was a negative working capital position as at September 30, 2009 of $3,333; and as at September 30, 2008, positive working capital of $1,323.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $31,088.    No revenue was generated during these periods.

Total shareholders’ deficiency as at September 30, 2009 was $76,071.

As of September 30, 2009 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2009.

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

When our share are eventually quoted on the OTCBB, if they ever are, our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Regency Claims, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such companies.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Regency is a party or to which the Regency Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                      RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Regency contained in this Form 10-Q, you should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks that could be involved if you decide to purchase shares in our Company.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2009, the date of our most recent audited financial statements is $76,071.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

5.
We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss of your investment.

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

Our President and CEO, will be devoting only a small part of her time, approximately 10 hours per month, to our operations of our business.  Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations.  As a consequence our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

17. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: November 11, 2009	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: November 11, 2009	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director