Form 10-K
period 2009-12-31
Regency Resources, Inc.
filed 2010-02-12
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from January 1, 2009 to December 31, 2009

Commission File Number: 333-158103

REGENCY RESOURCES INC.
(Exact name of registrant as specified in charter)

Nevada	98-0515726
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

11 Glouchester Avenue, Flat 5,
Camden Town, London, England	NW1 7AU
(Address of principal executive offices)	(Zip Code)

011-44-207-267-2160
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                           Accelerated filer                     [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                            Small reporting company      [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes [ X ]   No   [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

January 31, 2010: 2,450,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

Our Business

The Company was incorporated under the laws of the State of Nevada on December 11, 2006 under the name of Regency Resources Inc. (“Regency”). Our fiscal year end is December 31.  Our executive offices are located at 11 Glouchester Ave, Flat 5, Camden Town, London, NW1 7AU, England.

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

ITEM 1A.                      RISK FACTORS

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Regency contained in this Form 10-K, you should consider many important factors in determining whether to purchase the shares in our company. The following risk factors reflect the potential and substantial material risks that could be involved if you decide to purchase shares in our company.

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors may not loan any additional money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our December 31, 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already committed to by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the Mara Claim budgeted for in this 10-K) and may have to cease operations and go out of business.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2009, the date of our most recent audited financial statements is $85,129.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’.  Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Regency and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

5.	We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves.   Even if we find gold  mineralization we cannot guarantee that any gold  mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold  mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold  deposits in economically recoverable quantities will mean we cannot generate income.  If we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

6.	If we don't raise enough money for ongoing exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early pre-exploration stage.  We need to raise additional capital to undertake exploration activity beyond Phase I work planned for the Regency Claims .  We do not have sufficient cash on hand to continue operations for more than twelve months.  Without loan advances from our officers and directors and/or the issuance of treasury shares, we will not be able to complete even Phase I of our planned exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

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

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares.   Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share that they might have received had there been a public market for our shares.  Now that our registration statement is effective, it is our intention to apply for a quotation on the OTC Bulletin Board (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10-K and 10-Q; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become approved for a quotation on the OTCBB will be twelve weeks from the date of our filing.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB.   If this is the case, there will be no liquidity for the shares of our shareholders.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Our Business

Provided we have sufficient funds to do so, we intend to undertake exploration work on both of the Regency Claims. The Regency Claims were selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region. However, at present do not we have funds available to undertake Phase I work on the La Trinidad Claim as described below.

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

Plan of Operation: Proposed Exploration Work

A two phased mineral exploration program, consisting of air photo interpretation, geological mapping, geochemical soil sampling and geophysical surveying to identify targets for diamond drilling, has been recommended by Peter Robards, P. Geol., in his report titled “Summary Of Exploration On The Mara Property,, Suva Fiji” (the “Robard’s Report”).

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Regency is a party or to which the Regency Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Regency’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Regency has not paid any dividends on its common stock, and Regency does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2009, Regency had 45 shareholders; two of these shareholders are officers and directors of Regency.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Regency’s inception.

There are no outstanding warrants or conversion privileges for Regency’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data
	For the year ended Dec. 31, 2009	Dec. 11, 2006 (date of incorporation) to Dec. 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	14,646
General and Administration	34,895	69,919
Net loss	34,895	84,565

Weighted average shares outstanding (basic)	2,450,000
Weighted average shares outstanding (diluted)	2,450,000
Net loss per share (basic)	$ (0.01)
Net loss per share (diluted)	$ (0.01)

Balance Sheet Data

Cash and cash equivalent	$ 424
Total assets	424
Total liabilities	43,339
Total Shareholders’ deficiency	(42,915)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This section of the Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from the Regency Claims.  Our properties are in the pre-exploration stage and there is no reasonable likelihood that revenue can be derived from the Regency Claims in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on either of  the Regency Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a phased exploration program recommended for La Trinidad Claim.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Regency Claims.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through additional loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future beyond those funds committed under the President’s Loan Agreement.  At the present time, we have not made any arrangements to raise any additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise.   If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $52,203 in cash during the remainder of 2010, over the next twelve months, including the cost of planned Phase I exploration work on the La Trinidad Claim during that period.  We estimate future cash advances of approximately $28,375 under the President’s Loan Agreement together with our cash on hand will not enable us to meet our current obligations. For a detailed breakdown see in “Liquidity and Capital Reserves”.   As noted above, thereafter we will need additional funds either from further advances made by our officers or directors, the sale of treasury shares or the issuance of debt securities.

Despite cash advances under the President’s Loan Agreement, we will have to raise additional funds in order to satisfy our expected cash requirements in 2010 and beyond.  Should our President fail to advance the amounts agreed we will not have sufficient funds to satisfy our cash requirements and would have to go out of business.  Furthermore, if our President were to exercise her right to demand repayment of her loan we would have no funds to satisfy our cash requirements and would have to go out of business.

We may attempt to interest other companies to undertake exploration work on the Regency Claims through joint venture arrangement or even the sale of part of the Regency Claims.  Neither of these avenues has been pursued as of the date of this Form 10-K.   If we are unable to finance exploration activities, we may have no alternative but to go out of business.

We do not intend to hire any employees at this time. Any work undertaken on the Regency Claims will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we must invest into the exploration of our mineral properties before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on December 11, 2006 to December 31, 2009 of $85,129. We did not earn any revenues during the aforementioned period.

Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in either of the Regency Claims until we undertake exploration work and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work either of the Regency Claims. We do not  have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the La Trinidad Claim, only one of the Regency Claims.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on either of the Regency Claims and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our properties.

Our anticipated exploration costs over the next twelve months, for work to be undertaken on the La Trinidad Claim, are approximately $12,700.  This figure represents the anticipated cost to us of completing the Phase I of the Cua Report.  Should the results of the Phase I work be sufficiently encouraging to justify our undertaking the Phase II program, in order to undertake Phase II (at an estimated cost of $27,600), we will have to raise additional investment capital.

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $31,625 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of December 31, 2009 our total assets were $424 and our total liabilities were $43,903 including $31,625 to related parties.

Under the terms of the President’s Loan Agreement, the Company has access to up to an additional $28,375 in cash, on an ‘as needed’ basis to meet our anticipated expenses over the remainder of 2010 as itemized below:
Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		300
Edgar expenses	(ii)	1,550
Exploration costs – La Trinidad Gold Claim	(iii)	12,700
Filing fees – Nevada; Sec of State	(iv)	275
Management fees	(v)	12,000
Office and general expenses	(vi)	1,000
Rent	(vii)	3,600
Transfer agent fees	(viii)	1,000
Estimated expenses for the next twelve months		39,925
Account payable – unrelated parties at December 31, 2009	(x)	12,278
Estimated funds required over the next twelve months		$52,203

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Accountant	Auditor	Amount

March 31, 2010	$ 750	$ 500	$ 1,250
June 30 , 2010	750	500	1,250
September 30, 2010	750	500	1,250
December 31, 2010	1,250	2,500	3,750
Estimated total	$ 3,500	$ 4,000	$ 7,500

(ii)           Edgar expenses

The estimated cost of edgarizing the Forms 10-Q and 10-K.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report, will be completed at an estimated cost of $12,700.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $275.

(v)           Management fees

The Company has agreed to pay the President’s brother, Gordon Brooke, $1,000 per month commencing July 1, 2008.

(vi)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(vii)           Rent

The Company has agreed to pay Gordon Brooke, the brother of the President $300 per month for the use of his residence as an office.

(viii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(ix).           Accounts payable – unrelated parties

The amount outstanding as at December 31, 2009 was $11,714 which (i) consists of the following amounts:

Independent Accountant –        $  2,500
In-house Accountants   -                8,899
Photocopies                                         315
Transfer agent’s fees                         564
Total                                       -      $12,278

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of the date of this Form 10-K, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended December 31, 2009.

We incurred accumulated net losses since inception of $85,129.

Balance Sheet

Total cash and cash equivalents, as at December 31, 2009 and December 31, 2008 were respectively $424 and $7,540.  Our working capital deficit as at December 31, 2009 and December 31, 2008 were respectively, $43,479 and $8,020.  If amounts owed to related parties are excluded there was a negative working capital position as at December 31, 2009 of $ 11,854; and as at December 31, 2008, positive working capital  of $1,323.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $31,625.    No revenue was generated during these periods.

Total shareholders’ deficiency as at December 31, 2009 and December 31, 2008 were respectively $43,379 and $8,020.

As of December 31, 2009 shares of common stock outstanding was 2,450,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Jane H. C. Brooke, and Chief Financial Officer, being Dragan Bozanic. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jane H. C. Brooke London, England	Chief Executive Officer, President And Director (1)	53

Dragan Bozanic Mississauga, Ontario, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	62

(1)	Jane H. C. Brooke was appointed a director and was appointed President and Chief Executive Officer on December 11, 2006.

(2)	Dragan Bozanic became a director and was appointed Secretary Treasurer and Chief Financial Officer on December 11, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 67% of the total issued and outstanding shares.

Neither of our directors or officers has professional or technical accreditation in the mining business.

 Background of officers and directors

JANE H. C. BROOKE has been a director and our President and CEO since inception. Since her graduation, in 1973, from Pitman College, London, England, Jane has been employed in the secretarial and executive assistant field. From 2002 to 2006 she served as Administrator/Office Manager for Urban Catalyst Ltd., a London property development company. From November 2006 to the present she has served as the Personal Assistant to the Property Director of John Laing Projects & Developments, another London, England property developer.

DRAGAN BOZANIC has been a director and our Secretary Treasurer and Chief Financial Officer since inception.  Following high school graduation in 1969 Mr. Bozanic attended, first, the University of Toronto, Toronto, Ontario (1971-72) and McGill University, Montreal Quebec, leaving in 1973, without graduating.  Since 1986, Mr. Bozanic has been continuously employed in the construction business.  He has owned and operated his own company, Bozanick Development Corp., in Mississauga, Ontario, for more than the last five (5) years.

Neither of our officers and directors work full time for our company.  Jane H. C. Brooke spends approximately 10 hours a month on administrative and accounting matters. It is anticipated she will spend more time on Regency’s business, approximately 20 hours a month, during the next year as and when Regency becomes more active in our exploration activities.  As Secretary Treasurer, Dragan Bozanic likewise spends approximately 5 hours per month on corporate matters.

Our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934.

Board of Directors

Since inception our Board has held no meetings and our Audit Committee held no meetings.

Below is a description of the Audit Committee of the Board of Directors.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Jane H. C. Brooke, our President, and Dragan Bozanic our Secretary Treasurer.  Neither Ms. Brooke nor Mr. Bozanic can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.

Apart from the Audit Committee, the Company has no other Board committees.

Significant Employees

We have one paid employee, Gordon Brooke.  Our Officers and Directors fulfill many of the functions that would otherwise require Regency to hire employees or outside consultants. The Company pays its office manager, Gordon Brooke, the brother of our President Jane H. C. Brooke, $1,000 per month in management fees for services including administrative, bookkeeping, capital raising and other matters.

We will have to engage the services of certain consultants to assist in the exploration of the Regency Claims.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s) such geologist will responsible for hiring and supervising, to conduct the exploration work to undertaken on the Regency Claims.  These individuals will be responsible for the completion of the geological work on our claims and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required.  We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President and CEO and our Secretary Treasurer and CFO are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer (Principal Executive Officer) and other executive officers, during the past three fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total

Jane H.C. Brooke Chief Executive Officer and President	2009	-0-	-0-	-0-	-0-
	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Dragan Bozanic Chief Financial Officer, Secretary, Treasurer	2009	-0-	-0-	-0-	-0-
	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   We reimburse all travel and lodging expenses associated with corporate matters, if and when incurred.

Activities since Inception

Our President, Jane H. C. Brooke, incorporated our company, subscribed for shares to provide initial working capital, identified the Regency Claims, arranged for their acquisition, commissioned geological report on each of the Regency Claims and obtained the assistance of professionals as needed.  She identified investors to participate in the private placement closed on October 31, 2008, assisted in the preparation of this registration statement and all other matters normally performed by an executive officer.

Our Secretary Treasurer Dragan Bozanic has also assisted in identifying investors to participate in the private placement closed on October 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at December 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jane H. C. Brooke 11 Glouchester Ave., Flat 5, Camden Town, London, England NWI 7AU	1,000,000	40.8%

Common Stock	Dragan Bozanic 7066 Danton Promenade, Mississauga, Ontario, Canada, L5N 5E4	650,000	26.5%

Common Stock	Directors and Officers as a Group	1,650,000	67.3%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of December 31, 2009 there are a total of 2,450,000 shares of our common stock are issued and outstanding. Of these all 2,450,000, being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.  Under this our effective registration statement, we  registered 965,000 shares, being 39.39% of our issued shares leaving 1,485,000 shares, being 60.62% of our shares, as restricted shares, as follows:

Jane H. C. Brooke	900,000 shares
Russell L. James	585,000 shares
Total restricted shares	1,485,000 shares

DESCRIPTION OF SECURITIES

Our authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share, of which 2,450,000 shares are  issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.   There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements that might result in a change in control.

Transfer Agent

We have engaged the services of Action Stock Transfer Inc., 7069 Highland Drive, Suite 300, Salt Lake City, Utah, 84122, to act as transfer and registrar.

Debt Securities and Other Securities

There is no debt or other securities outstanding.

Market Information

Our shares of common stock are not traded on any public market but it is our intention to find a market maker who will make an application to the FINRA to have our shares accepted for trading on the OTCBB once this registration statement becomes effective.  At the present time, there is no established market for the shares of Regency and there is no assurance that a trading market will ever be established.    Further, there is no assurance an application to the FINRA will be approved.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K and other filings.   Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements.  Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time.   If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock.   This would make it far more difficult for stockholders to dispose of their common stock.   This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations.  This assumes that there will be a secondary market at all.   Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Regency Claims, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Regency.   In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

“Penny Stock” Requirements

Our common shares are not quoted on any stock exchange or quotation system in North America or elsewhere in the world.  The SEC has adopted a rule that defines a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.   For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stock; and

●	that the broker or dealer receive from the investor a writer agreement to the transactions setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account transactions in penny stock, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

●
make reasonable determination that the transactions in penny stock are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks and about commissions payable by both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares.   This could prevent you from reselling shares and may cause the price of our shares to decline.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Regency, or any currently proposed transactions, or series of similar transactions, to which Regency was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Regency to own of record or beneficially more than 5% of any class of Regency’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Regency, or any currently proposed transactions, or series of similar transactions, to which Regency was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Regency to own of record or beneficially more than 5% of the common shares of Regency’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on October 26, 2006, a Code of Ethics for the Board of Directors (the “Code”).  Regency’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Regency and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Regency does not have promoters and has no transactions with any promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended December 31, 2009 for professional services for the review of the quarterly financial statements as at March 31, 2009, June 30, 2009 and September 30, 2009, annual financial statements as of December 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and $2,500 for the audit of December 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Regency’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Regency to make any pre-approval policies meaningful.  Once Regency has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Regency’s internal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Financial Statements.  The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY RESOURCES, INC.
(Registrant)

By: JANE C. H. BROOKE
      Jane C.H. Brooke
      Chief Executive Officer, President
      and Director

Date: February 12, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:  JANE C. H. BROOKE
       Jane C.H. Brooke
       Chief Executive Officer, President
       and Director

Date: February 12, 2010

By: DRAGAN BOZANIC
       Dragan Bozanic
       Chief Financial Officer, Chief Accounting
      Officer, Secretary and Director

Date:  February 12, 2010

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Regency Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Regency Resources, Inc. (pre-exploration stage company) at December 31, 2009 and 2008, and the related statement of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from December 11, 2006 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Resources, Inc. at December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 and the period from December 11, 2006 (date of inception) to December 31, 2009 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           MADSEN & ASSOCIATES, CPA’s INC.
February 12, 2010

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 424	$ 7,540

Total Current Assets	$ 424	$ 7,540

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,278	$ 6,217
Accounts payable – related parties	31,625	9,343

Total Current Liabilities	43,903	15,560

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Common shares subscriptions received		-
Deficit accumulated during the pre-exploration stage	(85,129)	(49,670)

Total Stockholders’ Deficiency	(43,479)	(8,020)

	$ 424	$ 7,540

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended December 31, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to December 31, 2009

	For the year ended December 31, 2009	For the year ended December 31, 2008	From December 11, 2006 (date of inception) to December 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	8,462	4,075	14,587
Bank charges	303	458	821
Consulting	5,000	20,000	25,000
Edgarizing	1,811	-	1,811
Exploration	-	7,646	14,646
Filing fees	-	649	991
Incorporation costs	-	-	620
Legal fees	2,000	-	2,000
Management fees	12,000	6,000	18,000
Office	531	18	672
Rent	3,600	300	3,900
Transfer agent’s fees	1,752	329	2,081
	35,459	39,475	85,129

NET LOSS FROM OPERATIONS	$ (35,459)	$ (39,475)	$ (85,129)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	1,785,519

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period December 11, 2006 (date of inception) to December 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance December 11, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 per share – April 15, 2007	1,650,000	1,650	-	-

Net operating loss for the period December 11, 2006 ( date of Inception) to December 31, 2006	-	-	-	(1,678)

Balance at December 31, 2007	1,650,000	1,650	-	(1,678)
Net operating loss for the year ended December 31, 2007	-	-	-	(8,517)

Balance at December 31, 2007	1,650,000	1,650	-	(10,195)
Issuance of common shares for cash at $0.05 per share – October 31, 2008	800,000	800	39,200	-

Net operating loss for the year ended December 31, 2008	-	-	-	(39,475)

Balance at December 31, 2008	2,450,000	2,450	39,200	(49,670)

Net operating loss for the year ended December 31, 2009	-	-	-	(35,459)

Balance at December 31, 2009	2,450,000	$ 2,450	$ 39,200	$ (85,129)

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2009 and 2008 and for the period from December 11, 2006 (date of inception) to December 31, 2009

	For the Year Ended Dec. 31, 2009	For the Year Ended Dec. 31, 2008	December11, 2006 (date of inception) to Dec. 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (35,459)	$ (39,475)	$(85,129)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,061	4,094	12,278

Net Cash Provided (Used) in Operations	(29,398)	(35,381)	(72,851)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	22,282	1,331	31,625
Proceeds from issuance of common stock	-	35,000	41,650

Net cash flows from financing activities	22,282	36,331	73,275

Net Increase (Decrease) in Cash	(7,116)	950	424

Cash at Beginning of Period	7,540	6,590	-

CASH AT END OF PERIOD	$ 424	$ 7,540	$ 424

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

1.           ORGANIZATION

The Company, Regency Resources Inc., was incorporated under the laws of the State of Nevada on December 11, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

December 31, 2009

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

On December 31, 2009 the Company had a net operating loss carry forward of $85,129 for income tax purposes.  The tax benefit of approximately $25,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire on 2030.

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $31,625.

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

7.	SUBSEQUENT EVENTS

The company has evaluated subsequent events from the balance sheet date to February 12, 2010 and has found no material subsequent events to report.