Form 10-Q
period 2010-03-31
Regency Resources, Inc.
filed 2010-04-28
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 26, 2010: 2,450,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at March 31, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three months ended March 31, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to March 31, 2010 and the statement of cash flows for the three months ended March 31, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 2,488	$ 424

Total Current Assets	$ 2,488	$ 424

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,708	$ 12,278
Accounts payable – related parties	40,800	31,625

Total Current Liabilities	51,508	43,903

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(90,670)	(85,129)

Total Stockholders’ Deficiency	(49,020)	(43,479)

	$ 2,488	$ 424

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three months ended March 31, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	Three month ended March 31, 2010	Three months ended March 31, 2009	From December 11, 2006 (date of inception) to March 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,125	1,550	15,712
Bank charges and interest	36	195	857
Consulting	-	5,000	25,000
Edgarizing	368	368	2,179
Exploration and staking	-	-	14,646
Filing fees	-	-	991
Incorporation costs	-	-	620
Legal	-	2,000	2,000
Management fees	3,000	3,000	21,000
Office	112	148	784
Rent	900	900	4,800
Transfer agent’s fees	-	-	2,081

NET LOSS FROM OPERATIONS	$ (5,541)	$(13,161)	$ (90,670)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	Three months ended March 31, 2010	Three months ended March 31, 2009	From Dec. 11, 2006 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,541)	$ (13,161)	$ (90,670)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(1,570)	18	10,708

Net Cash Provided (Used) in Operations	(7,111)	(13,143)	(79,962)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,175	5,648	40,800
Proceeds from issuance of common stock	-	-	41,650

	9,175	5,648	82,450

Net (Decrease) Increase in Cash	2,064	(7,495)	2,488

Cash at Beginning of Period	424	7,540	-

CASH AT END OF PERIOD	$ 2,488	$ 45	$ 2,488

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

March 31, 2010

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

On March 31, 2010 the Company had a net operating loss carry forward of $90,670 for income tax purposes.  The tax benefit of approximately $27,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire in 2031.

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

March 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $40,800.

REGENCY RESOURCES, INC.
              (Pre-exploration Stage Company)
              NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to April 25, 2010 and has found no material subsequent events to report.

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

Foreign Currency and Exchange Rates

Our mineral properties are located in the, case of the La Trinidad Property, the Republic of Philippines and the Mara Gold Claim, the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.46 which is the exchange rate as at March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $40,800 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of March 31, 2010, our total assets were $2,488 and our total liabilities were $51,508 including $40,800 to related parties.

As of March 31, 2010, we had cash reserves of $2,488 and unpaid accounts payable of $10,708 not including $40,800 to related parties leaving a total amount of $49,020 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $40,800 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,050
Bank charges		150
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	375
Management fees	(iv)	12,000
Office and general expenses	(v)	1,000
Rent	(vi)	3,600
Transfer agent fees	(vii)	1,000
Estimated expenses		38,875
Account payable – unrelated parties at March 31, 2010	(viii)	10,708
Estimated funds before cash on hand		49,583
Cash on hand as at March 31, 2010		(2,488)
Estimate cash requirements over the next twelve months		$ 47,095

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

March 31, 2010	10-Q	750	600	1,350
June 30 , 2010	10-Q	750	600	1,350
September 30, 2010	10-Q	750	600	1,350
December 31, 2010	10-K	1,250	2,750	4,000
Estimated total		$ 3,500	$ 4,550	$ 8,050

(ii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report on La Trinidad claim, will be completed at an estimated cost of $12,700.  The exploration budget for the Mara claims will be deferred until the late fall of 2010.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 including a business license.

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

(vii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(viii).           Accounts payable – unrelated parties

The amount outstanding as at March 31, 2010 was $10,706 which (i) consists of the following amounts:

Independent accountant	$ 600
In-house accountant	9,791
Photocopies, fax and delivery	317

Total	$ 10,708

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

The Three Months Ended March 31, 2010.

We incurred accumulated net losses since inception of $90,670.  For individual figures of expenses comprising this amount refer to Statement of Operations included in this Form 10-Q.

Balance Sheet

Total cash and cash equivalents, as at March 31, 2010 and 2009, were respectively $2,488 and $424.  Our working capital deficit as at March 31, 2010 and 2009 were respectively, $49,020 and $43,479.  If amounts owed to related parties are excluded there was a negative working capital position as at March 31, 2010 of $8,220; and as at March 31, 2009 negative working capital of $11,854.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $40,800.    No revenue was generated during these periods.

Total shareholders’ deficiency as at March 31, 2010 was $49,020.

As of March 31, 2010 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Jane Brooke, Chief Executive Officer and Dragan Bozanic, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Stanford files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of March 31, 2010, the management of Regency assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at March 31, 2010, Regency did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Regency a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Regency not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Regency maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Regency’s internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to material affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2010, the date of our most recent audited financial statements $90,670.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

There has been no change in our securities since the fiscal year ended December 31, 2009.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: April 27, 2010	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: April 27, 2010	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director