Form 10-Q
period 2010-06-30
Regency Resources, Inc.
filed 2010-07-15
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 31, 2010: 2,450,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at June 30, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three and six months ended June 30, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to June 30, 2010 and the statement of cash flows for the six  months ended June 30, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ 424

Total Current Assets	$ -	$ 424

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,599	$ 12,278
Accounts payable – related parties	41,439	31,625

Total Current Liabilities	53,038	43,903

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(94,688)	(85,129)

Total Stockholders’ Deficiency	(53,038)	(43,479)

	$ -	$ 424

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and six months ended June 30, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009	From December 11, 2006 (date of inception) to June 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	1,125	1,812	2,250	3,363	16,837
Bank charges and interest	24	36	60	231	881
Consulting	-	-	-	5,000	25,000
Edgarizing	367	630	735	997	2,546
Exploration and staking	-	-	-	-	14,646
Filing fees	100	-	100	-	1,091
Incorporation costs	-	-	-	-	620
Legal	-	-	-	2,000	2,000
Management fees	1,850	3,000	4,850	6,000	22,850
Office	127	63	239	211	911
Rent	425	900	1,325	1,800	5,225
Transfer agent’s fees	-	1,188	-	1,188	2,081

NET LOSS FROM OPERATIONS	$ (4,018)	$(7,629)	$ (9,559)	$ (20,790)	$ (94,688)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,450,000	2,450,000	2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Six months ended June 30, 2010	Six months ended June 30, 2009	From Dec. 11, 2006 (date of inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,559)	$ (20,790)	$ (94,688)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(679)	359	11,599

Net Cash Provided (Used) in Operations	(10,238)	(20,431)	(83,089)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,814	16,212	41,439
Proceeds from issuance of common stock	-	-	41,650

	9,814	16,212	83,089

Net (Decrease) Increase in Cash	(424)	(4,219)	-

Cash at Beginning of Period	424	7,540	-

CASH AT END OF PERIOD	$ -	$ 3,321	$ -

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

On June 30, 2010 the Company had a net operating loss carry forward of $94,688 for income tax purposes.  The tax benefit of approximately $28,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire in 2031.

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

June 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 67% of the common stock issued and have made no interest, demand loans to the Company of $41,439.

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

June 30, 2010

(Unaudited – Prepared by Management)

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date to the date of this report and has found no material subsequent events to report.

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

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.46 which is the exchange rate as at June 30, 2010.

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

In his report Mr. Robards, who visited the Mara Claim on February 5th-8th 2008, observed that (i) the area is well known for numerous productive mineral occurrences (including the Tradewinds Gold Mines some 25 kilometers (approximately 15.5 miles) to the east) and, (ii) that the locale of the Mara Claim is underlain by the same rock units of the Savura Volcanic Group that are found at those mineral occurrence sites.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of the potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $41,439 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of June 30, 2010, our total assets were $NIL and our total liabilities were $53,038 including $41,439 to related parties.

As of June 30, 2010, we had cash reserves of $NIL and unpaid accounts payable of $11,599 not including $41,439 to related parties leaving a total amount of $53,038 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $41,439 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,050
Bank charges		150
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	375
Management fees	(iv)	12,000
Office and general expenses	(v)	1,000
Rent	(vi)	3,600
Transfer agent fees	(vii)	1,000
Estimated expenses		38,875
Account payable – unrelated parties at June 30, 2010	(viii)	11,599
Estimated funds before cash on hand		50,474
Cash on hand as at June 30, 2010		-
Estimate cash requirements over the next twelve months		$ 50,474

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

June 30 , 2010	10-Q	750	600	1,350
September 30, 2010	10-Q	750	600	1,350
December 31, 2010	10-K	1,250	2,750	4,000
March 31, 2011	10-Q	750	600	1,350
Estimated total		$ 3,500	$ 4,550	$ 8,050

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

(vii)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(viii).           Accounts payable – unrelated parties

The amount outstanding as at June 30, 2010 was $11,599 which (i) consists of the following amounts:

Independent accountant	$ 600
In-house accountant	10,684
Photocopies, fax and delivery	315

Total	$ 11,599

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

The Three Months Ended June 30, 2010.

We incurred accumulated net losses since inception of $94,688.  For individual figures of expenses comprising this amount refer to Statement of Operations included in this Form 10-Q.

Balance Sheet

Total cash and cash equivalents, as at June 30, 2010 and 2009, were respectively $NIL and $3,321.  Our working capital deficit as at June 30, 2010 and 2009 were respectively, $53,038 and $28,810.  If amounts owed to related parties are excluded there was a negative working capital position as at June 30, 2010 of $11,599; and as at June 30, 2009 negative working capital of $3,255.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $41,439.    No revenue was generated during these periods.

Total shareholders’ deficiency as at June 30, 2010 was $53,038.

As of June 30, 2010 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2010.

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

When our shares are eventually quoted on the OTCBB, if they ever are, our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term.

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Jane Brooke, Chief Executive Officer and Dragan Bozanic, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of June 30, 2010, the management of Regency assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2010, Regency did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Regency a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively.   A material weakness in the period-end financial reporting process could result in Regency not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Regency maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)	CONTROLS AND PROCEDURES

There were no changes in Regency’s internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2010, the date of our most recent audited financial statements $94,688.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Provided we undertake our planned exploration activity, any potential development of and production from the Regency Claims depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the properties into production including exploration, preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: July 15, 2010	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: July 15, 2010	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director