Form 10-Q
period 2010-09-30
Regency Resources, Inc.
filed 2010-11-05
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 31, 2010: 2,450,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2010 and December 31, 2009	4

	Statement of Operations For the three and nine months ended September 30, 2010 and 2009 and for the period December 11, 2006 (Date of Inception) to September 30, 2010	5

	Statement of Cash Flows For the nine months ended September 30, 2010 and 2009 and for the period December 11, 2006 (Date of Inception) to September 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

	SIGNATURES.	28

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at September 30, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to September 30, 2010 and the statement of cash flows for the nine  months ended September 30, 2010 and 2009 and for the period from December 11, 2006 (date of incorporation) to September 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ 424

Total Current Assets	$ -	$ 424

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,999	$ 12,278
Advances from related parties	42,079	31,625

Total Current Liabilities	53,078	43,903

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(94,728)	(85,129)

Total Stockholders’ Deficiency	(53,078)	(43,479)

	$ -	$ 424

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three and nine months ended September 30, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to September 30, 2010

(Unaudited)

	Three months ended Sept. 30, 2010	Three months ended Sept. 30, 2009	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	From December 11, 2006 (date of inception) to Sept. 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Accounting and auditing	-	1,025	2,250	4,388	16,837
Bank charges and interest	-	36	60	266	881
Consulting	-	-	-	5,000	25,000
Edgarizing	-	367	735	1,365	2,546
Exploration and staking	-	-	-	-	2,646
Filing fees	-	-	100	-	1,091
Impairment of mineral claim acquisition costs	-	-	-	-	12,000
Incorporation costs	-	-	-	-	620
Legal	-	-	-	2,000	2,000
Management fees	-	3,000	4,850	9,000	22,850
Office	40	283	279	494	951
Rent	-	900	1,325	2,700	5,225
Transfer agent’s fees	-	-	-	1,188	2,081

NET LOSS	$ (40)	$(5,611)	$ (9,599)	$ (26,401)	$ (94,728)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,450,000	2,450,000	2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to September 30, 2010

(Unaudited)

	Nine months ended Sept. 30, 2010	Nine months ended Sept. 30, 2009	From Dec. 11, 2006 (date of inception) to Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,599)	$ (26,401)	$ (94,728)

Adjustments to reconcile net loss to net cash Provided by operating activities:

Changes in accounts payable	(1,279)	1,476	10,999

Net Cash (Used) in Operations	(10,878)	(24,925)	(83,729)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	10,454	21,745	42,079
Proceeds from issuance of common Stock	-	-	41,650

Net cash provided by financing activities	10,454	21,745	83,729

Net (Decrease) Increase in Cash	(424)	(3,180)	-

Cash at Beginning of Period	424	7,540	-

CASH AT END OF PERIOD	$ -	$ 4,360	$ -

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

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

On September 30, 2010 the Company had a net operating loss carry forward of $94,728 for income tax purposes.  The tax benefit of approximately $28,400 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2026.

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

September 30, 2010

(Unaudited)

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

September 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 67% of the common stock issued and have made advances that are non-interest bearing and payable on demand, in the amount of $42,079.

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

September 30, 2010

(Unaudited)

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 3, 2010 which is the date the financial statements were issued.

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

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 48.75  or PHP 1.00 being approximately equal US $ 0.0205; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.46 which is the exchange rate as at September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $42,079 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of September 30, 2010, we had cash reserves of $NIL and accounts payable of $10,999 not including $42,079 to related parties leaving a total amount of $53,078 in working capital deficit.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $42,079 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,050
Bank charges		150
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	375
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses		23,275
Account payable – unrelated parties at Sept. 30, 2010	(vi)	10,999
Estimated funds before cash on hand		34,274
Cash on hand as at Sept. 30, 2010		-
Estimate cash requirements over the next twelve months		$ 34,274

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2010	10-Q	750	600	1,350
December 31, 2010	10-K	1,250	2,750	4,000
March 31, 2011	10-Q	750	600	1,350
June 30 , 2011	10-Q	750	600	1,350
Estimated total		$ 3,500	$ 4,550	$ 8,050

(ii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report on La Trinidad claim, will be completed at an estimated cost of $12,700.  The exploration budget for the Mara claims will be deferred until the late summer of 2011.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $375 including a business license.

(iv)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).           Accounts payable – unrelated parties

The amount outstanding as at September 30, 2010 was $10,999 which (i) consists of the following amounts:

In-house accountant	10,684
Photocopies, fax and delivery	315

Total	$ 10,999

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

The Nine Months Ended September 30, 2010.

We incurred accumulated net losses since inception of $94,728.  For individual figures of expenses comprising this amount refer to Statement of Operations included in this Form 10-Q.

Balance Sheet

Total cash and cash equivalents, as at September 30, 2010 and December 31, 2009, were respectively $NIL and $424.  Our working capital deficit as at September 30, 2010 and December 31, 2009 were respectively, $53,078 and $43,479.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $42,079.    No revenue was generated during these periods.

Total shareholders’ deficiency as at September 30, 2010 was $53,078.

As of September 30, 2010 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Jane Brooke, Chief Executive Officer and Dragan Bozanic, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at September 30, 2010 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of September 30, 2010, the management of Regency assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at September 30, 2010, Regency did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Regency a whistleblower policy is not necessary.

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

There were no changes in Regency’s internal controls over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2010, the date of our most recent audited financial statements $94,728.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Provided we undertake our planned exploration activity, any potential development of and production from the Regency Claims depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the properties into production including exploration, preparation of production feasibity studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: November 3, 2010	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: November 3, 2010	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director