Form 10-K
period 2010-12-31
Regency Resources, Inc.
filed 2011-03-09
CIK 1379699

                                                                     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from January 1, 2010 to December 31, 2010

Commission File Number: 333-158103

REGENCY RESOURCES INC.
(Exact name of registrant as specified in charter)

Nevada	98-0515726
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

11 Glouchester Avenue, Flat 5,
Camden Town, London, England	NW1 7AU
Address of principal executive offices	(Zip Code)

011-44-207-267-2160
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

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

February 28, 2011: 2,450,000 common shares

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

Our auditors' report on our December 31, 2010 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already committed to by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the Mara Claim budgeted for in this 10-K) and may have to cease operations and go out of business.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2010, the date of our most recent audited financial statements is $106,331.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 2. PROPERTIES

Our Business

Provided we have sufficient funds to do so, we intend to undertake exploration work on both of the Regency Claims. The Regency Claims were selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region. However, at present we do not we have funds available to undertake Phase I work on the La Trinidad Claim as described below.

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

As indicated above we will hire subcontractors on an as needed basis. We have not entered into negotiations or contracts with any potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Regency is a party or to which the Regency Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Regency’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Regency has not paid any dividends on its common stock, and Regency does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2010, Regency had 45 shareholders; two of these shareholders are officers and directors of Regency.

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

Operation Statement Data
	For the year ended Dec. 31, 2010	Dec. 11, 2006 (date of incorporation) to Dec. 31, 2010

Revenue	$ -	$ -
Exploration expenses	-	2,646
Impairment loss on mineral claims		12,000
General and Administration	21,202	91,685
Net loss	21,202	106,331

Weighted average shares outstanding (basic)	2,450,000
Weighted average shares outstanding (diluted)	2,450,000
Net loss per share (basic)	$ (0.01)
Net loss per share (diluted)	$ (0.01)

Balance Sheet Data

Cash and cash equivalent	$ -
Total assets	-
Total liabilities	64,681
Total Stockholders’ deficiency	(64,681)

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

We estimate we will require $49,460 in cash during the remainder of 2010, over the next twelve months, including the cost of planned Phase I exploration work on the La Trinidad Claim during that period.  We estimate future cash advances of approximately $28,375 under the President’s Loan Agreement together with our cash on hand will not enable us to meet our current obligations. For a detailed breakdown see in “Liquidity and Capital Reserves”.   As noted above, thereafter we will need additional funds either from further advances made by our officers or directors, the sale of treasury shares or the issuance of debt securities.

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

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in this section or in ‘Risk Factors’.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on December 11, 2006 to December 31, 2010 of $106,331. We did not earn any revenues during the aforementioned period.

Our financial statements included in this prospectus have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in either of the Regency Claims until we undertake exploration work and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on either of the Regency Claims. We do have funds sufficient to complete only Phase 1 of a two-phase exploration program recommended for the La Trinidad Claim, only one of the Regency Claims.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $52,646 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of December 31, 2010 our total assets were $NIL and our total liabilities were $64,681 including advances from a related party of $52,646.

Under the terms of the President’s Loan Agreement, the Company has access to up to an additional $28,375 in cash, on an ‘as needed’ basis to meet our anticipated expenses over the remainder of 2011 as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 9,200
Bank charges		300
Edgar expenses	(ii)	1,550
Exploration costs – La Trinidad Gold Claim	(iii)	12,700
Filing fees – Nevada; Sec of State	(iv)	275
Management fees	(v)	12,000
Office and general expenses	(vi)	1,000
Rent	(vii)	3,600
Transfer agent fees	(viii)	1,000
Estimated expenses for the next twelve months		41,625
Account payable – unrelated parties at December 31, 2010	(ix)	12,035
Estimated funds required over the next twelve months		$53,660

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Accountant	Auditor	Amount

March 31, 2011	$ 750	$ 800	$ 1,550
June 30 , 2011	750	800	1,550
September 30, 2011	750	800	1,550
December 31, 2011	1,250	3,300	4,550
Estimated total	$ 3,500	$ 5,700	$ 9,200

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

(viii)        Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(ix).           Accounts payable – unrelated parties

The amount outstanding as at December 31, 2010 was $12,035 which (i) consists of the following amounts:

In-house Accountants   -                11,576
Photocopies                                           459
Total                                       -         $12,035

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

Year ended December 31, 2010.

We incurred accumulated net losses since inception of $106,331.

Balance Sheet

Total cash and cash equivalents, as at December 31, 2010 and December 31, 2009 were respectively $NIL and $424.  Our working capital deficit as at December 31, 2010 and December 31, 2009 were respectively, $64,681 and $43,479.  If amounts owed to a related party are excluded there was a negative working capital position as at December 31, 2010 of $ 12,035; and as at December 31, 2009  of $11,854.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $52,646.    No revenue was generated during these periods.

Total shareholders’ deficiency as at December 31, 2010 and December 31, 2009 were respectively $64,681 and $43,479.

As of December 31, 2010 shares of common stock issued and outstanding was 2,450,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s, Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

As of December 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jane H. C. Brooke London, England	Chief Executive Officer, President And Director (1)	54

Dragan Bozanic Mississauga, Ontario, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	63

(1)	Jane H. C. Brooke was appointed a director and was appointed President and Chief Executive Officer on December 11, 2006.

(2)	Dragan Bozanic became a director and was appointed Secretary Treasurer and Chief Financial Officer on December 11, 2006.

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

We will have to engage the services of certain consultants to assist in the exploration of the Regency Claims.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s) such geologist will be responsible for hiring and supervising, to conduct the exploration work to undertaken on the Regency Claims.  These individuals will be responsible for the completion of the geological work on our claims and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required.  We have not identified any individual who would work as a consultant for us.

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

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total

Jane H.C. Brooke Chief Executive Officer and President	2010	-0-	-0-	-0-	-0-
	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Dragan Bozanic Chief Financial Officer, Secretary, Treasurer	2010	-0-	-0-	-0-	-0-
	2009 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   We reimburse all travel and lodging expenses associated with corporate matters, if and when incurred.

Activities since Inception

Our President, Jane H. C. Brooke, incorporated our company, subscribed for shares to provide initial working capital, identified the Regency Claims, arranged for their acquisition, commissioned a geological report on each of the Regency Claims and obtained the assistance of professionals as needed.  She identified investors to participate in the private placement closed on October 31, 2008, assisted in the preparation of this registration statement and all other matters normally performed by an executive officer.

Our Secretary Treasurer Dragan Bozanic has also assisted in identifying investors to participate in the private placement closed on October 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at December 31, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

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

Future Sales by Existing Shareholders

As of December 31, 2010 there are a total of 2,450,000 shares of our common stock are issued and outstanding. Of these all 2,450,000, being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.  Under this our effective registration statement, we  registered 965,000 shares, being 39.39% of our issued shares leaving 1,485,000 shares, being 60.62% of our shares, as restricted shares, as follows:

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

“Penny Stock” Requirements

Our common shares are not quoted on any stock exchange or quotation system in North America or elsewhere in the world.  The SEC has adopted a rule that defines a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.   For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stock; and

●	that the broker or dealer receive from the investor a written agreement to the transactions setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account transactions in penny stock, the broker or dealer must:

●	obtain financial information and investment experience and objectives of the person; and

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

Disclosure also has to be made about the risks of investing in penny stocks and about commisions payable by both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended December 31, 2010 for professional services for the review of the quarterly financial statements as at March 31, 2010, June 30, 2010 and September 30, 2010, annual financial statements as of December 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $600 for each of the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 and $3,300 for the audit of December 31, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Regency’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

Date:    March 8, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:  JANE C. H. BROOKE
       Jane C.H. Brooke
       Chief Executive Officer, President
       and Director

Date:    March 8, 2011

By: DRAGAN BOZANIC
       Dragan Bozanic
       Chief Financial Officer, Chief Accounting
       Officer, Secretary and Director

Date:       March 8, 2011

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Regency Resources Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Regency Resources Inc. (A Pre-Exploration Stage Company) (The Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from December 11, 2006 (date of inception) to December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Resources Inc. (a Pre-Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from December 11, 2006 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
March 8, 2011

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ -	$ 424

Total Current Assets	$ -	$ 424

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,035	$ 12,278
Advances from related party	52,646	31,625

Total Current Liabilities	64,681	43,903

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(106,331)	(85,129)

Total Stockholders’ Deficiency	(64,681)	(43,479)

	$ -	$ 424

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended December 31, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	From December 11, 2006 (date of inception) to December 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	3,375	8,462	17,962
Bank charges	60	303	881
Consulting	-	5,000	25,000
Edgarizing	1,102	1,811	2,913
Exploration	-	-	2,646
Filing fees	100	-	1,091
Impairment loss on mineral claims	-	-	12,000
Incorporation costs	-	-	620
Legal fees	-	2,000	2,000
Management fees	12,000	12,000	30,000
Office	376	531	1,048
Rent	4,189	3,600	8,089
Transfer agent’s fees	-	1,752	2,081
	21,202	35,459	106,331

NET LOSS	$ (21,202)	$ (35,459)	$ (106,331)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,450,000	2,450,000

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period December 11, 2006 (date of inception) to December 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance December 11, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 per share – April 15, 2007	1,650,000	1,650	-	-

Net loss for the period December 11, 2006 ( date of Inception) to December 31, 2006	-	-	-	(1,678)

Balance at December 31, 2007	1,650,000	1,650	-	(1,678)
Net loss for the year ended December 31, 2007	-	-	-	(8,517)

Balance at December 31, 2007	1,650,000	1,650	-	(10,195)
Issuance of common shares for cash at $0.05 per share – October 31, 2008	800,000	800	39,200	-

Net loss for the year ended December 31, 2008	-	-	-	(39,475)

Balance at December 31, 2008	2,450,000	2,450	39,200	(49,670)

Net loss for the year ended December 31, 2009	-	-	-	(35,459)

Balance at December 31, 2009	2,450,000	2,450	39,200	(85,129)

Net loss for the year ended December 31, 2010	-	-	-	(21,202)

Balance as at December 31, 2010	2,450,000	$ 2,450	$ 39,200	$ (106,331)

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to December 31, 2010

	For the Year Ended Dec. 31, 2010	For the Year Ended Dec. 31, 2009	December11, 2006 (date of inception) to Dec. 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,202)	$ (35,459)	$(106,331)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claims			12,000
Changes in accounts payable	(243)	6,061	12,035

Net cash provided by (used in) operating activities	(21,445)	(29,398)	(82,296)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claims			(12,000)

Net cash (used in) investing activities			(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	21,021	22,282	52,646
Proceeds from issuance of common stock	-	-	41,650

Net cash from financing activities	21,021	22,282	94,296

Net Increase (Decrease) in Cash	(424)	(7,116)	-

Cash at Beginning of Period	424	7,540	-

CASH AT END OF PERIOD	$ -	$ 424	$ -

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	1,678	2026	503	(503)

2007	8,517	2027	2,555	(2,555)

2008	39,475	2028	11,842	(11,842)	-

2009	35,459	2029	10,638	(10,638)	-

2010	21,202	2030	6,361	(6,361)	-

	$ 106,331		$ 31,899	$ (31,899)	$ -

The total valuation allowance for the year ended December 31, 2010 is $(31,899) which increased by $(6,361) for the reported period.

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

REGENCY RESOURCES, INC.
                           (Pre-exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                   December 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

REGENCY RESOURCES, INC.
                              (Pre-exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                        December 31, 2010

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

Based on impairment analyses, the Company determined the above acquisition costs were impaired. Therefore, the Company recorded impairment losses of $7,000 and $5,000 in 2007 and 2008, respectively.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2010, the Company paid the brother of the CEO $16,189 in management fees and rent.

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $52,646. These advances are non-interest bearing and payable on demand.

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