Form 10-Q
period 2011-03-31
Regency Resources, Inc.
filed 2011-04-25
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 15, 2011: 2,450,000 common shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at March 31, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three months ended March 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to March 31, 2011 and the statement of cash flows for the three months ended March 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to March 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,715	$ 12,035
Advances from related parties	56,575	52,646

Total Current Liabilities	70,290	64,681

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(111,940)	(106,331)

Total Stockholders’ Deficiency	(70,290)	(64,681)

Total Liabilities and Stockholders’ Deficiency	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For three months ended March 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to March 31, 2011

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	From December 11, 2006 (date of inception) to March 31, 2011

REVENUES	$ -	$ -	$ -

EXPENSES
Accounting and auditing	4,420	1,125	22,382
Bank charges and interest	-	36	881
Consulting	-	-	25,000
Edgarizing	560	368	3,473
Exploration and staking	-	-	2,646
Filing fees	-	-	1,091
Impairment loss on mineral claim	-	-	12,000
Incorporation costs	-	-	620
Legal	-	-	2,000
Management fees	-	3,000	30,000
Office	65	112	1,113
Rent	-	900	8,089
Transfer agent’s fees	564	-	2,645

NET LOSS	$ (5,609)	$(5,541)	$ (111,940)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to March 31, 2011

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	From Dec. 11, 2006 (date of inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,609)	$ (5,541)	$ (111,940)

Adjustments to reconcile net loss to net cash (Used) in operating activities:

Impairment loss on mineral claims	-	-	12,000
Changes in accounts payable	1,680	(1,570)	13,715

Net Cash (Used) in Operations	(3,929)	(7,111)	(86,225)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claims	-	-	(12,000)

Net cash (Used) in investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	3,929	9,175	56,575
Proceeds from issuance of common stock	-	-	41,650

Net cash from financing activities	3,929	9,175	98,225

Net (Decrease) Increase in Cash	-	2,064	-

Cash at Beginning of Period	-	424	-

CASH AT END OF PERIOD	$ -	$ 2,488	$ -

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	1,678	2026	503	(503)	-

2007	8,517	2027	2,555	(2,555)	-

2008	39,475	2028	11,842	(11,842)	-

2009	35,459	2029	10,638	(10,638)	-

2010	21,202	2030	6,361	(6,361)	-

2011	5,609	2031	1,683	(1,683)	-

	$ 111,940		$ 33,582	$ (33,582)	$ -

The total valuation allowance as of March 31, 2011 is $(33,582) which increased by $(1,683) for the reported period.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2011, the directors made advances of $3,929 to the Company.

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $56,575. These advances are non-interest bearing and payable on demand.

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

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-`Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.41 or PHP 1.00 being approximately equal US $ 0.023; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.46 which is the exchange rate as at March 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $56,575 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of March, 2011, we had cash reserves of $NIL, accounts payable of $13,715, and advances from related parties of $56,575, representing a working capital deficit of $70,290.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $56,575 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 9,340
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	475
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses		24,515
Account payable – unrelated parties at March 31, 2011	(vi)	13,715
Estimate cash requirements over the next twelve months		$ 38,230

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

March 31, 2011	10-Q	$ 840	$ 800	1,640
June 30, 2011	10-Q	840	800	1,640
September 30, 2011	10-Q	840	800	1,640
December 31, 2011	10-K	1,120	3,300	4,420
Estimated total		$ 3,640	$ 5,700	$ 9,340

(ii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report on La Trinidad claim, will be completed at an estimated cost of $12,700.  The exploration budget for the Mara claims will be deferred until the late fall of 2011.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $475 including a business license.

(iv)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).           Accounts payable – unrelated parties

The amount outstanding as at March 31, 2011 was $13,715 which (i) consists of the following amounts:

In-house accountant	13,256
Photocopies, fax and delivery	459

Total	$ 13,715

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

The Three Months Ended March 31, 2011.

We incurred accumulated net losses since inception of $111,940.  An analysis of the changes in expenses for the three months ended March 31, 2011 compared to March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010

Accounting and auditing	$ 4,420	$ 1,125	The Company changed its accounting policy whereby the annual audit fee is no longer accrued at the year end but recognized as paid.
Bank charges and interest	-	36	Bank account closed during the year.
Edgarizing	560	368	General increase in Edgarizing fees
Management fees	-	3,000	Management fees are no longer paid due to a lack of funds in the Company.
Office	65	112	Less office expenses incurred during quarter
Rent	-	900	Rent is no longer paid due to a lack of funds.
Transfer agent’s fees	564	-	Annual list of officers and directors and business licence paid during quarter.

Total Expenses	$ (5,609)	$ (5,541)

Balance Sheet

Total cash and cash equivalents, as at March 31, 2011 and December 31, 2010, were respectively $NIL and $NIL.  Our working capital deficit as at March 31, 2011 and December 31, 2010 were respectively, $70,290 and $64,681.

Total stockholders’ deficiency as at March 31, 2011 was $70,290.

As of March 31, 2011 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2011.

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

ITEM 4.                      CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Jane Brooke, Chief Executive Officer and Dragan Bozanic, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at March 31, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of March 31, 2011, the management of Regency assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at March 31, 2011, Regency did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Regency a whistleblower policy is not necessary.

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

There were no changes in Regency’s internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2011, the date of our most recent audited financial statements $111,940.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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
preparation of production feasibility studies, and construction of production facilities
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

REGENCY RESOURCES, INC.
(Registrant)

Date: April 25, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: April 25, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director