Form 10-Q
period 2011-06-30
Regency Resources, Inc.
filed 2011-08-05
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [   ]   No   [X]

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

July 15, 2011: 2,450,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at June 30, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three and six months ended June 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to June 30, 2011 and the statement of cash flows for the six months ended June 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$15,227	$12,035
Advances from related parties	57,761	52,646

Total Current Liabilities	72,988	64,681

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(114,638)	(106,331)

Total Stockholders’ Deficiency	(72,988)	(64,681)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and six months ended June 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to June 30, 2011
(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	From Dec. 11, 2006 (date of inception) to June 30, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	1,920	1,125	6,340	2,250	24,302
Exploration and staking	-	-	-	-	2,646
Impairment loss on mineral claim	-	-	-	-	12,000
Legal	-	-	-	-	2,000
Management fees	-	1,850	-	4,850	30,000
General and administrative	777	1,043	1,967	2,459	43,690

NET LOSS	$(2,697)	$(4,018)	$(8,307)	$(9,559)	$(114,638)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,450,000	2,450,000	2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to June 30, 2011
(Unaudited)
	Six months ended June 30, 2011	Six months ended June 30, 2010	From Dec. 11, 2006 (date of inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,307)	$(9,559)	$(114,638)

Adjustments to reconcile net loss to net cash (Used) in operating activities:

Impairment loss on mineral claims	-	-	12,000
Changes in accounts payable	3,192	(679)	15,227

Net Cash (Used) in Operations	(5,115)	(10,238)	(87,411)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claims	-	-	(12,000)

Net cash (Used) in investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,115	9,814	57,761
Proceeds from issuance of common stock	-	-	41,650

Net cash from financing activities	5,115	9,814	99,411

Net (Decrease) Increase in Cash	-	(424)	-

Cash at Beginning of Period	-	424	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

December 31, 2006	1,678	2026	503	(503)	-

December 31, 2007	8,517	2027	2,555	(2,555)	-

December 31, 2008	39,475	2028	11,842	(11,842)	-

December 31, 2009	35,459	2029	10,638	(10,638)	-

December 31, 2010	21,202	2030	6,361	(6,361)	-

June 30, 2011	8,307	2031	2,492	(2,492)	-

	$114,638		$34,391	$(34,391)	$-

The total valuation allowance as of June 30, 2011 is $(34,391) which increased by $(2,492) for the reported period.

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
June 30, 2011
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
June 30, 2011
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended June 30, 2011, the directors made advances of $5,115 to the Company.

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $57,761. These advances are non-interest bearing and payable on demand.

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

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-`Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.25 or

PHP 1.00 being approximately equal US $ 0.02303; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $1.746 or FJD $ 1.00 being approximately equal US $ 0.56743 which is the exchange rate as at June 30, 2011.

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

There are no known environmental concerns or parks designated for any area contained within the claims

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

A phased exploration program to further delineate the mineralized system currently recognized on Mara Gold Claim is recommended.

The proposed budget for Phase I work is as follows:

1. Geological Mapping	$4,000
2. Geophysical Surveying	$3,315
3. Geochemical surveying and surface sampling (includes sample collection and assaying)	$13,100
TOTAL PHASE I	$20,415

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $57,761 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of June 30, 2011, we had cash reserves of $NIL, accounts payable of $15,227, and advances from related parties of $57,761, representing a working capital deficit of $72,988.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which $57,761 has been advanced to date. These advances are on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$10,180
Exploration costs – La Trinidad Gold Claim	(ii)	12,700
Filing fees – Nevada; Sec of State	(iii)	475
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses		25,355
Account payable – unrelated parties at June 30, 2011	(vi)	15,227
Estimate cash requirements over the next twelve months		$40,582

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2011	10-Q	$1,120	$800	$1,920
September 30, 2011	10-Q	1,120	800	1,920
December 31, 2011	10-K	1,120	3,300	4,420
March 31, 2012	10-Q	1,120	800	1,920
Estimated total		$4,480	$5,700	$10,180

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

(v)           Transfer agent

               The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi)           Accounts payable – unrelated parties

                The amount outstanding as at June 30, 2011 was $15,227 which (i) consists of the following amounts:

In-house accountant	14,768
Photocopies, fax and delivery	459
Total	$15,227

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

The Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

We incurred accumulated net losses since inception of $114,638.  An analysis of the changes in expenses for the three months ended June 30, 2011 compared to June 30, 2010 is as follows:

	June 30, 2011	June 30, 2010

Accounting and auditing	$6,340	$2,250	The Company changed its accounting policy whereby the annual audit fee is no longer accrued at the year end but recognized as paid. There was also an increase in audit fees in the current year.
Bank charges and interest	-	60	Bank account closed during the year.
Edgarizing	952	735	General increase in Edgarizing fees
Filing fees	-	100	Miscellaneous filing fees
Management fees	-	4,850	Management fees are no longer paid due to a lack of funds in the Company.
Office	451	239	Increase in courier charges in current period.
Rent	-	1,325	Rent is no longer paid due to a lack of funds.
Transfer agent’s fees	564	-	Annual list of officers and directors and business licence paid during quarter.

Total Expenses	$(8,307)	$(9,559)

Balance Sheet

Total cash and cash equivalents, as at June 30, 2011 and December 31, 2010, were respectively $NIL and $NIL.  Our working capital deficit as at June 30, 2011 and December 31, 2010 were respectively, $72,988 and $64,681.

Total stockholders’ deficiency as at June 30, 2011 was $72,988.

As of June 30, 2011 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2011.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are quoted on the OTC Bulletin Board (“OTCBB”).  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

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

ITEM 4.               CONTROLS AND PROCEDURES

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including Jane Brooke, Chief Executive Officer and Dragan Bozanic, Chief Accounting Officer, they have evaluated the effectiveness of Stanford’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2011 (the “Evaluation Date”).  Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of June 30, 2011, the management of Regency assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended June 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2011, Regency did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Regency a whistleblower policy is not necessary.

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

ITEM 4A(T)	CONTROLS AND PROCEDURES

There were no changes in Regency’s internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2011, the date of our most recent audited financial statements $114,638.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon:

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

Our share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, stock is traded on the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

16. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

17. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are considered to be "penny stocks" and therefore are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2010.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: August 5, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: August 5, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director