Form 10-K/A
period 2010-12-31
Regency Resources, Inc.
filed 2011-10-07
CIK 1379699

                                                                      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KA

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from January 1, 2010 to December 31, 2010

Commission File Number: 000-53611

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

15. Neither of our two directors has visited La Trinidad nor Mara claims.

Our two directors have not visited our two mineral claims, being La Trinidad and the Mara claims.  Therefore, they have no personal knowledge of the mineralization on each of the claims, the terrain and the possibilities of hazards during exploration activities.  They have had to rely upon the advice and opinions of the geologists working on each of the claims.

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

Descriptions of the Regency Claims, our two exploration property interests, are as follows:

La Trinidad Claim

Location and Access

Regency is the registered and beneficial owner of a 100% interest in the La Trinidad Claim, located in the Republic of Philippines. Regency is the only party having an interest in La Trinidad Claim and it has not entered into any agreements regarding the Claim and there are no outstanding royalties or charges of any kind.  There is a tax on any income from the property in the amount of 11%.   The La Trinidad Claim covers an area of approximately 94.5 hectares (approximately 233.5 acres) and is located about 45 km North East of the city of Lingayen and 35 km South West of the city of San Fernanda. The claim is accessible by all-weather government-maintained roads to the towns of Lingayen and to San Fernanda.   The property is accessible by motor vehicle . Year-round deep sea port facilities exist at Lingayen.  As well, Lingayen has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are also present in Lingayen

N
LINGAYEN
CABARROGIUS GOLD MINE
LA TRINIDAD GOLD CLAIM
SAN FERNANDA
LA TRINIDAD GOLD CLAIM
October 7, 2011
SAN FERNANDA
CABARROGIUS GOLD MINE
LA TRINIDAD GOLD CLAIM
LINGAYEN
GRAVEL ROAD
RIVER
2 INCHES = 25KM
Reberto Cua, P. Geo.

In the case of Trinidad Claim, it was acquired through a private assignment from Kalibo Resources Inc., an unrelated company incorporated in the Philipinnes.  Regency did not acquire its ownership in La Trinidad Claim directly from the Department of Energy and Natural Resources of the Philippines as is done in many cases.  Regency has all the mineral rights relating to La Trinidad Claim whether they are on surface or having to be mined in the future.

The La Trinidad is an unpatented claim which is subject to federal  safety and environmental standards.   Licensing fees, equivalent to $560, must be paid in full with the application to renew the existing license.   The renewal process can take up to 14 days to process.

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

The following represents certain identifying information in locating and verifying ownership of the La Trinidad Gold Claim:

Claim Name:	La Trinidad Gold Mine
Certificate Number:	PLCC2139969
Title Number:	L1299153
Latitude:	16º 28 ’00” North
Longitude:	120º 37’ 00” East
Transfer No.	338-873
Parcel Identifier:	069-548-762
Assignment Transfer:	Kalibo Resources Inc.
Registered Owner:	Regency Resources Inc. [fee simple]

The La Trinidad Claim is in good standing until such time as it is abandoned by the Company.   Once Regency obtains a licensing fee for its exploration work it is required to pay a fee to the Department of Energy and Natural Resources in the amount of $560.  When renewing the existing license it has 30 days to make the required payment of a similar amount and it can take upwards to 14 days to process the application.

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

The area consists of interlayered chert, argillite and massive andesitics to basaltic volcanics.

Recent exploration for gold occurrences in the area immediately surrounding the La Trinidad Claim has been encouraging.  This area is well know for numerous productive mineral occurrences including the Cabarroguis Gold Mine located approximately 55 kilometers (34 miles) to the west of our claim.

Electricity on the property is supplied by Meralco Power from the City of Lingayen,   The power is constant with no major disruptions.   Water is also supplied from Lingayen from Meralco Hydro Service.

Previous Exploration

The La Trinidad Claim has seen very limited historical exploration.  Several properties to the west of our claim have been drilled by junior exploration companies.  We have not yet undertaken any work on the La Trinidad Claim and there is no known mineralization on the La Trinidad Claim.   To date, there has been no significant work done on the property but the property is ready for the beginning stages of exploration work.

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

The reserves on this particular property are unproven and the program suggested is one of exploration.

In the Philippines, Regency will not require an exploration license until such time as it undertakes exploration activities.   The license will be obtained by the exploratory company or geologist doing the work and the fee will be dependent upon the outlay of funds estimated to be spent on the exploration activities.

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

Mr. Cua has indicated a total cost of $40,300 for both Phase I and Phase II as follows:

Phase I
1.	Geological Mapping	$ 6,731
2.	Geophysical Surveying	5,969
	Total Phase I

Phase II

1.	Geochemical surveying and surface sampling (including sample collection and assaying)	27,600

	Total of Phases I and II	$ 40,300

No costs have been incurred to date.  The above estimated costs relate to future exploration work.

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

Plant and Equipment

With the Philippines being a hub for mining activities in Asia, ultra modern equipment is used by the various mining companies.   The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the La Trinidad Claim at the present time.

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
Regency is the only party having an interest in Mara Claim and it has not entered into any agreements regarding the Claim. Since the acquisition of the Mara Claim was subject to a private transaction, rather than obtaining the Claim directly from the Government of Fiji, by law, Regency must provide a royalty to the Government of Fiji (13.75%) from the revenue from the production of minerals so long as the Claim is owned by Regency.

The claim was assigned to Regency from The Mara Group LLC, an unrelated company incorporated in Fiji, and a transfer of title was made with the Fiji Ministry of Mines. The assignment cost was $5,000 including a geological report. Therefore, Regency acquired the surface rights to the minerals and any minerals located beneath the soil.  A subsequent application for a mining license is $825 and is due and payable upon filing an application for the mining license. The Company is responsible upon obtaining an interest in the claim to adhere to the safety and environmental requirements of Fiji.

The Mara Claim is an unpatented mineral claim which will lend itself to hard rock drilling rather than being a placer type mineralization deposit.   The claim is a Federal mining claim and all rights to the mineralization of the Mara Claim belong to Regency.

The following represents certain identifying information in locating and verifying ownership of the Mara Claim:

Claim Name:                                Mara Gold Mine
License Number:	SV5698721
Title Number:	FT286971
Latitude:	18º 08 ’00” South
Longitude:	178º 25’ 00” East
Registered Owner:	Regency Resources Inc.

MARA GOLD CLAIM

October 6, 2011

Prepared by Peter Robards

▼ Tradewinds Gold Mine

■ Suva, Fiji

● Mara Gold Claim

River

Gravel Road

2 INCHES = 23KM

N

N
MARA GOLD CLAIM
Suva, Fiji
Tradewinds Gold Mine

The Claim is in good standing until such time as the Company decides to abandon it.  When Regency undertakes an exploration program it is required to obtain a mining license from the Ministry of Mines with a payment by Regency of $825 which is renewable each year at the same fee cost

The Mara Claim is accessible from Suva, Fiji by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road.   The Claim is connected by the local power authority and has full electricity.   Three back up generators are also present in the area due to the country’s frequent power outages.  The town of Suva has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Suva.

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

The potential reserves are unproven as of yet and no mineralization is apparent for the property.  To date Regency has not undertaken any exploration work on the Mara Claim.

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

We have not completed any exploration work on the Mara Claim and the present stage of the property is in the same condition as when we purchased it.

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

Plant and Equipment

The age and details as to modernization and physical condition of plant and equipment, etc. cannot be stated at this time.  This will depend on the exploration company used by the Company.   The average age, however, of equipment used by Fijian exploration companies is in excess of 10 to 15 years old.   The equipment is not very modern due to numerous sanctions that have been imposed by South Pacific and other governments in response to the various coup d’états that have occurred in Fiji over the last twenty years.

There is no plant or equipment on the Mara Claim at the present time.

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

One of the major prerequisites for the approval of a Prospecting License or Mining Lease application is the approval of the EIA/EMP by the Dept of Environment. For current prospecting activities/mining operations, relevant waste discharge permits apply.  Additionally, the MRD’s Environment Division carries out on-site environmental inspections to ensure waste emissions are within the discharge permit/mine environmental release guidelines and comply with socio-environmental standards, which are benchmarked against international standards/best practices.

The Director of Mines at the Mineral Resources Department, grants Prospector's Rights under the Mining Act. With the consent of the Minister, the Director also grants Prospecting Licenses, Special Prospecting Licenses, Permits to Mine, Mining Leases, Special Mining Leases, Special Site Rights, and Road Access Licenses. Applications for any Right, License or Lease are considered on their own merit. The criteria for assessing merit are: the expertise and capacity/capability of the applicant to undertake the geological program, any past record that the prospecting company has in mineral exploration, and the financial standing of the company in terms of its financial ability to undertake the proposed work program.   Fees are determined at the time of application.

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

(viii)        Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(ix).           Accounts payable – unrelated parties

The amount outstanding as at December 31, 2010 was $12,035 which (i) consists of the following amounts:

In-house Accountants                    11,576
Photocopies                                           459
Total                                                 $12,035

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

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2010, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report dated March 18, 2011 that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting   Accordingly, we express no such opinion”.

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

Date:   October 6, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:  JANE C. H. BROOKE
       Jane C.H. Brooke
       Chief Executive Officer, President
       and Director

Date:   October 6, 2011

By: DRAGAN BOZANIC
       Dragan Bozanic
       Chief Financial Officer, Chief Accounting
      Officer, Secretary and Director

Date:  October 6,  2011

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
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

REGENCY RESOURCES, INC.
 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period December 11, 2006 (date of inception) to December 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance December 11, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 per share – April 15, 2007	1,650,000	1,650	-	-

Net loss for the period December 11, 2006 (date of Inception) to December 31, 2006	-	-	-	(1,678)

Balance at December 31, 2007	1,650,000	1,650	-	(1,678)
Net loss for the year ended December 31, 2007	-	-	-	(8,517)

Balance at December 31, 2007	1,650,000	1,650	-	(10,195)
Issuance of common shares for cash at $0.05 per share – October 31, 2008	800,000	800	39,200	-

Net loss for the year ended December 31, 2008	-	-	-	(39,475)

Balance at December 31, 2008	2,450,000	2,450	39,200	(49,670)

Net loss for the year ended December 31, 2009	-	-	-	(35,459)

Balance at December 31, 2009	2,450,000	2,450	39,200	(85,129)

Net loss for the year ended December 31, 2010	-	-	-	(21,202)

Balance as at December 31, 2010	2,450,000	$ 2,450	$ 39,200	$ (106,331)

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