Form 10-Q/A
period 2011-03-31
Regency Resources, Inc.
filed 2011-10-07
CIK 1379699

                     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53611

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

Descriptions of the Regency Claims, our two exploration property interests, are as follows:

La Trinidad Claim

Location and Access

Regency is the registered and beneficial owner of a 100% interest in the La Trinidad Claim, located in the Republic of Philippines.   Regency is the only party having an interest in La Trinidad Claim and it has not entered into any agreements regarding the Claim and there are no outstanding royalties or charges of any kind. There is a tax on any income from the property in the amount of 11%. The La Trinidad Claim covers an area of approximately 94.5 hectares (approximately 233.5 acres) and is located about 45 km North East of the city of Lingayen and 35 km South West of the city of San Fernanda. The claim is accessible by all-weather government-maintained roads to the towns of Lingayen and to San Fernanda. The property is accessible by motor vehicle.   Year-round deep sea port facilities exist at Lingayen.  As well, Lingayen has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are also present in Lingayen.

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

The Claim is in good standing until such time as the Company decides to abandon it.  When Regency undertakes an exploration program it is required to obtain a mining license from the Ministry of Mines with a payment by Regency of $825 which is renewable each year at the same fee cost.

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

The Three Months Ended March 31, 2011.

We incurred accumulated net losses since inception of $111,940.  An analysis of the changes in expenses for the three months ended March 31, 2011 compared to March 31, 2010 is as follows:

	March 31, 2011	March 31, 2010

Accounting and auditing	$ 4,420	$ 1,125	(*)
Bank charges and interest	-	36	Bank account closed during the year.
Edgarizing	560	368	General increase in Edgarizing fees
Management fees	-	3,000	Management fees are no longer paid due to a lack of funds in the Company.
Office	65	112	Less office expenses incurred during quarter
Rent	-	900	Rent is no longer paid due to a lack of funds.
Transfer agent’s fees	564	-	Annual list of officers and directors and business licence paid during quarter.

Total Expenses	$ (5,609)	$ (5,541)

(*)
During the year ended December 31, 2009, a portion of the audit work was performed prior to December 31, 2009 (and accrued at December 31, 2009); whereas, all audit fees for the year ended December 31, 2010, were incurred and paid subsequent to the December 31, 2010 (during the three months ended March 31, 2011).  Additionally, audit fees increased from 2009 to 2010.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date.

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

Notwithstanding the assessment that our internal control was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

15  .Neither of our two directors has visited La Trinidad or Mara claims.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: October 6, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: October 6, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director