Form 10-Q/A
period 2011-06-30
Regency Resources, Inc.
filed 2011-10-24
CIK 1379699

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

Previous Exploration

The La Trinidad Claim has seen very limited historical exploration.  Several properties to the west of our claim have been drilled by junior exploration companies.  We have not yet undertaken any work on the La Trinidad Claim and  there is no known mineralization on the La Trinidad Claim.  .  To date, there has been no significant work done on the property but the property is ready for the beginning stages of exploration work.

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

The Cua Report concludes that:

-              the area of the La Trinidad Claim is well known for numerous productive mineral occurrences
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

Mr. Cua has indicated a total cost of $40,300 for both Phase I and Phase II as follows:

Phase I
1.	Geological Mapping	$6,731
2.	Geophysical Surveying	5,969
	Total Phase I	$12,700

Phase II

1.	Geochemical surveying and surface sampling (including sample collection and assaying)	27,600
	Total of Phases I and II	$40,300

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

(v)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).           Accounts payable – unrelated parties

The amount outstanding as at June 30, 2011 was $15,227 which (i) consists of the following amounts:

In-house accountant	$14,768
Photocopies, fax and delivery	459

Total	$15,227

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

The Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

We incurred accumulated net losses since inception of $114,638.  An analysis of the changes in expenses for the three months ended June 30, 2011 compared to June 30, 2010 is as follows:

	June 30, 2011	June 30, 2010

Accounting and auditing	$ 6,340	$ 2,250	(*).
Bank charges and interest	-	60	Bank account closed during the year.
Edgarizing	952	735	General increase in Edgarizing fees
Filing fees	-	100	Miscellaneous filing fees
Management fees	-	4,850	Management fees are no longer paid due to a lack of funds in the Company.
Office	451	239	Increase in courier charges in current period.
Rent	-	1,325	Rent is no longer paid due to a lack of funds.
Transfer agent’s fees	564	-	Annual list of officers and directors and business licence paid during quarter.

Total Expenses	$ (8,307)	$ (9,559)

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

REGENCY RESOURCES, INC.
(Registrant)

Date: October 21, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: October 21, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director