Form 10-K/A
period 2010-12-31
Regency Resources, Inc.
filed 2011-10-31
CIK 1379699

                                                                        UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes [   ]   No   [X ]

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

In the Philippines, Regency will not require an exploration license until such time as it undertakes exploration activities.   The license will be obtained by the exploratory company or geologist doing the work and the fee will be dependent upon the outlay of funds estimated to be spent on the exploration activities.”

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

# MARA GOLD CLAIM

October 6, 2011

**Prepared by Peter Robards**

Tradewinds Gold Mine
Suva, Fiji
Mara Gold Claim
N
River
Gravel Road
2 INCHES = 23KM
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

Jane H. C. Brooke	900,000 shares
Dragan Bozanic	585,000 shares
Total restricted shares	1,485,000 shares

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

Date:  October 28, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:  JANE C. H. BROOKE
       Jane C.H. Brooke
       Chief Executive Officer, President
       and Director

Date:  October 28, 2011

By: DRAGAN BOZANIC
       Dragan Bozanic
       Chief Financial Officer, Chief Accounting
      Officer, Secretary and Director

Date: October 28,  2011

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2010 and 2009 and for the period from December 11, 2006 (date of inception) to December 31, 2010

	For the Year Ended Dec. 31, 2010	For the Year Ended Dec. 31, 2009	December 11, 2006 (date of inception) to Dec. 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,202)	$ (35,459)	$(106,331)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claims			12,000
Changes in accounts payable	(243)	6,061	12,035

Net cash provided by (used in) operating activities	(21,445)	(29,398)	(82,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claims			(12,000)

Net cash (used in) investing activities			(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	21,021	22,282	52,646
Proceeds from issuance of common stock	-	-	41,650

Net cash from financing activities	21,021	22,282	94,296

Net Increase (Decrease) in Cash	(424)	(7,116)	-

Cash at Beginning of Period	424	7,540	-

CASH AT END OF PERIOD	$ -	$ 424	$ -

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