Form 10-Q/A
period 2011-06-30
Regency Resources, Inc.
filed 2011-11-01
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

3. ACQUISITION OF MINERAL CLAIM

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date.

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

Notwithstanding the assessment that our internal control was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: October 28, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: October 28, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director