Form 10-Q
period 2011-09-30
Regency Resources, Inc.
filed 2011-11-02
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2011

 (  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number : 000-53611

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 31, 2011: 2,450,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2011 and December 31, 2010	4

	Statement of Operations For the nine months ended September 30, 2011 and 2010 and for the period December 11, 2006 (Date of Inception) to September 30, 2011	5

	Statement of Cash Flows For the nine months ended September 30, 2011 and 2010 and for the period December 11, 2006 (Date of Inception) to September 30, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

ITEM 4T.	Controls and Procedures	23

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	29

	SIGNATURES.	29

PART 1 – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at September 30, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three and nine months ended September 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to September 30, 2011 and the statement of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to September 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	Sept. 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$16,348	$12,035
Advances from related parties	61,678	52,646
Total Current Liabilities	78,026	64,681

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value; 2,450,000 shares issued and outstanding	2,450	2,450
Capital in excess of par value	39,200	39,200
Deficit accumulated during the pre-exploration stage	(119,676)	(106,331)
Total Stockholders’ Deficiency	(78,026)	(64,681)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For three and nine months ended September 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to September 30, 2011
(Unaudited)

	Three months ended Sept. 30, 2011		Three months ended Sept. 30, 2010		Nine months ended Sept. 30, 2011		Nine months ended Sept. 30, 2010	From Dec. 11, 2006 (date of inception) to September 30, 2011

REVENUES		$-		$-		$-	$-	$-

EXPENSES
Professional fees		1,920		-		8,260	2,250	26,222
Exploration and staking		1,500		-		1,500	-	4,146
Impairment of mineral claim acquisition costs		-		-		-	-	12,000
Legal		-		-		-	-	2,000
Management fees		-		-		-	4,850	30,000
General and administrative		1,618		40		3,585	2,499	45,308

NET LOSS	$	(5,038)	$	(40)		$(13,345)	$(9,599)	$(119,676)

NET LOSS PER COMMON SHARE
Basic and diluted		$(0.00)		$(0.00)	$	(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted		2,450,000		2,450,000		2,450,000	2,450,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to September 30, 2011
(Unaudited)

	Nine months ended Sept. 30, 2011	Nine months ended Sept. 30, 2010	From Dec. 11, 2006 (date of inception) to Sept. 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,345)	$(9,599)	$(119,676)

Adjustments to reconcile net loss to net cash (Used) in operating activities:
Impairment loss on mineral claims	-	-	12,000
Changes in accounts payable	4,313	(1,279)	16,348
Net Cash (Used) in Operations	(9,032)	(10,878)	(91,328)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claims	-	-	(12,000)
Net cash (Used) in investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	9,032	10,454	61,678
Proceeds from issuance of common stock	-	-	41,650
Net cash from financing activities	9,032	10,454	103,328

Net (Decrease) Increase in Cash	-	(424)	-

Cash at Beginning of Period	-	424	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	1,678	2026	503	(503)	-

2007	8,517	2027	2,555	(2,555)	-

2008	39,475	2028	11,842	(11,842)	-

2009	35,459	2029	10,638	(10,638)	-

2010	21,202	2030	6,361	(6,361)	-

2011	13,345	2031	4,004	(4,004)	-

	$119,676		$35,903	$(35,903)	$-

The total valuation allowance as of September 30, 2011 is $(35,903) which increased by $(4,004) for the reported period.

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
September 30, 2011
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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification

For the nine-month period ended September 30, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2011, the directors made advances of $9,032 to the Company.

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $61,678. These advances are non-interest bearing and payable on demand.

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

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-`Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.41 or PHP 1.00 being approximately equal US $ 0.023; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.43 which is the exchange rate as at September 30 2011.

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

Descriptions of the Regency Claims, our two exploration property interests, are as follows:

La Trinidad Claim

Location and Access

Regency is the registered and beneficial owner of a 100% interest in the La Trinidad Claim, located in the Republic of Philippines.  Regency is the only party having an interest in La Trinidad Claim and it has not entered into any agreements regarding the Claim and there are no outstanding royalties of any kind.  There is a tax on any income from the property in the amount of 11%. The La Trinidad Claim covers an area of approximately 94.5 hectares (approximately 233.5 acres) and is located about 45 km North East of the city of Lingayen and 35 km South West of the city of San Fernanda. The claim is accessible by all-weather government-maintained roads to the towns of Lingayen and to San Fernanda. The property is accessible by motor vehicle.   Year-round deep sea port facilities exist at Lingayen.  As well, Lingayen has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are also present in Lingayen.

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

Previous Exploration

The La Trinidad Claim has seen very limited historical exploration.  Several properties to the west of our claim have been drilled by junior exploration companies.  We have not yet undertaken any work on the La Trinidad Claim and there is no known mineralization on the La Trinidad Claim.  The present condition of the property is exactly the same as when Regency acquired La Trinidad Claim.  .  To date, there has been no significant work done on the property but the property is ready for the beginning stages of exploration work.

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

Mr. Cua has indicated a total cost of $40,300 for both Phase I and Phase II as follows:

Phase I
1.	Geological Mapping	$ 6,731
2.	Geophysical Surveying	5,969
	Total Phase I	12,700

Phase II

1.	Geochemical surveying and surface sampling (including sample collection and assaying)	27,600

	Total of Phases I and II	$ 40,300

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

The Mara Claim is accessible from Suva, Fiji by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. .  The Claim is connected by the local power authority and has full electricity.   Three back up generators are also present in the area due to the country’s frequent power outages.  The town of Suva has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Suva.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $61,678 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of September 30, 2011, we had cash reserves of $NIL, accounts payable of $16,348, and advances from related parties of $61,678, representing a working capital deficit of $78,026.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which all the funds have been advanced to date. These advances were on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 10,180
Edgarizing	(ii)	5,600
Exploration costs – La Trinidad Gold Claim	(iii)	12,700
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		30,955
Account payable – unrelated parties at Sept. 30, 2011	(vii)	16,348
Estimate cash requirements over the next twelve months		$ 47,303

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2011	10-K	$1,120	$3,300	$4,420
March 31, 2012	10-Q	1,120	800	1,920
June 30, 2012	10-Q	1,120	800	1,920
September 30, 2012	10-Q	1,120	800	1,920
Estimated total		$4,480	$5,700	$10,180

(ii)	Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

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

(vi)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vii)        Accounts payable – unrelated parties

The amount outstanding as at September 30, 2011 was $16,348 which consists of the following amounts:

In-house accountant	15,889
Photocopies, fax and delivery	459

Total	$16,348

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

The Nine Months Ended September 30, 2011.

We incurred accumulated net losses since inception of $119,676.  An analysis of the changes in expenses for the nine months ended September 30, 2011 compared to September 30, 2010 is as follows:

	Sept. 30, 2011	Sept. 30, 2010

Accounting and auditing	$ 8,260	$ 2,250	(*)
Bank charges and interest	-	60	Bank account closed during the year.
Edgarizing	2,524	735	General increase in Edgarizing fees
Exploration	1,500	-
Filing fees	-	100
Management fees	-	4,850	Management fees are no longer paid due to a lack of funds in the Company.
Office	497	279	Less office expenses incurred during quarter
Rent	-	1,325	Rent is no longer paid due to a lack of funds.
Transfer agent’s fees	564	-	Annual list of officers and directors and business licence paid during quarter.

Total Expenses	$ (13,345)	$ (9,599)

(*)
During the year ended December 31, 2009, a portion of the audit work was performed prior to December 31, 2009 (and accrued at December 31, 2009); whereas, all audit fees for the year ended December 31, 2010, were incurred and paid subsequent to the December 31, 2010 (during the three months ended March 31, 2011).  Additionally, audit fees increased from 2009 to 2010.

Balance Sheet

Total cash and cash equivalents, as at September 30, 2011 and December 31, 2010, were respectively $NIL and $NIL.  Our working capital deficit as at September 30, 2011 and December 31, 2010 were respectively, $78,026 and $64,681.

Total stockholders’ deficiency as at September 30, 2011 was $78,026.

As of September 30, 2011 shares of common stock outstanding was 2,450,000.

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

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2011.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

ITEM 4A(T)	CONTROLS AND PROCEDURES

There were no changes in Regency’s internal controls over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

Our auditors' report on our December 31, 2010 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already paid in by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the La Trinidad Claim budgeted for in this Form 10-Q) and may have to cease operations and go out of business.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2011 was $119,676.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Risks Associated with Our Shares:

16.	Our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Our share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

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

REGENCY RESOURCES, INC.
(Registrant)

Date: October 31, 2011	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: October 31, 2011	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director