Form 10-K
period 2011-12-31
Regency Resources, Inc.
filed 2012-02-24
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

         For the fiscal year ended December 31, 2011

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from January 1, 2011 to December 31, 2011

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

February 10, 2012: 73,500,000 common shares

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

Our auditors' report on our December 31, 2011 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors maybe unwilling to commit to loan or advance additional capital to us, (beyond the $60,000 already given to us by our President, we believe that if we do not raise additional capital through the issuance of treasury shares or debt securities, we will be unable to conduct exploration activity (beyond the initial work on the Mara Claim budgeted for in this 10-K) and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our properties does not contain any reserves, and any funds spent on exploration will be lost.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2011, the date of our most recent audited financial statements is $124,913.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our properties.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Regency and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

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

We are in the very early pre-exploration stage.  We need to raise additional capital to undertake exploration activity beyond Phase I work planned for the Regency Claims .  We do not have sufficient cash on hand to continue operations for more than twelve months.  Without additional loan advances from our officers and directors and/or the issuance of treasury shares, we will not be able to complete even Phase I of our planned exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

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

Our President and CEO will be devoting only a small part of her time, approximately 10 hours per month, to our operations of our business.  Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations.  As a consequence our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Risks Associated with our shares:

16.	Our shares may be thinly traded on the OTCBB, with wide share price fluctuations, low share prices and minimal liquidity.

We are trading on the OTCBB.   Our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  Stocks quoted on the OTCBB are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

Assuming the results of the Phase I work identify suitable targets, thus indicating further exploration of the La Trinidad Claim is warranted, we intend, provided we are able to raise funds to do so, to undertake a Phase II geochemical surveying and surface sampling program at a cost of approximately $27,600 (PHP 1,205,000).    Assuming the results of a Phase II trenching program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct such Phase III work is subject to our ability to raise funds to do so.

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

N ↑

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Regency’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2012

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Regency has not paid any dividends on its common stock, and Regency does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2011, Regency had 45 shareholders; two of these shareholders are officers and directors of Regency.

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

Operation Statement Data
	For the year ended Dec. 31, 2011		For the year ended Dec. 31, 2010	Dec. 11, 2006 (date of incorporation) to Dec. 31, 2011

Revenue		$-	$-	$-
Exploration expenses		1,500	-	4,146
Impairment loss on mineral claims		-		12,000
General and Administrative		17,082	21,202	108,767
Net loss		18,582	21,202	124,913

Weighted average shares outstanding (basic)		73,500,000	73,500,000
Weighted average shares outstanding (diluted)		73,500,000	73,500,000
Net loss per share (basic)	$		$(0.00)
Net loss per share (diluted)	$		$(0.00)

Balance Sheet Data

Cash and cash equivalent	$-	$-
Total assets	-	-
Total liabilities	83,263	64,681
Total Stockholders’ deficiency	(83,263)	(64,681)

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

We estimate we will require $48,348 in cash during the remainder of 2012, over the next twelve months, including the cost of planned Phase I exploration work on the La Trinidad Claim during that period.  We estimate future cash advances of approximately $NIL under the President’s Loan Agreement together with our cash on hand will not enable us to meet our current obligations. For a detailed breakdown see in “Liquidity and Capital Reserves”.   As noted above, thereafter we will need additional funds either from further advances made by our officers or directors, the sale of treasury shares or the issuance of debt securities.

We will have to raise additional funds in order to satisfy our expected cash requirements in 2012 and beyond.  If our President were to exercise her right to demand repayment of her loan we would have no funds to satisfy our cash requirements and would have to go out of business.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2011, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on December 11, 2006 to December 31, 2011 of $124,913. We did not earn any revenues during the aforementioned period.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $64,570 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 49,500,000 shares of common stock were sold at  to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 24,000,000 common shares were sold  to raise $40,000.

On December 12, 2011, the directors of the Company approved a resolution to distribute a dividend on the outstanding shares of the Company on the basis of the issuance of 29 new shares for one existing share of common stock presently held (the “Stock Dividend”).   As a result of the Stock Dividend every one outstanding shares of common stock was increased by thirty share of common stock.   As at December 31, 2011, there were 73,500,000 common shares issued and outstanding.   All share references have been retroactively adjusted in this Form 10-K for this Stock Dividend.

As of December 31, 2011 our total assets were $NIL and our total liabilities were $83,263 including advances from a related party of $64,570.

Expenses projected for the next year are as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$10,180
Edgar expenses	(ii)	4,500
Exploration costs – La Trinidad Gold Claim	(iii)	12,700
Filing fees – Nevada; Sec of State	(iv)	275
Office and general expenses	(vi)	1,000
Transfer agent fees	(viii)	1,000
Estimated expenses for the next twelve months		29,655
Account payable – unrelated parties at December 31, 2011	(ix)	18,693
Estimated funds required over the next twelve months		$48,348

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Accountant	Auditor	Amount

March 31, 2012	$1,120	$800	$1,920
June 30 , 2012	1,120	800	1,920
September 30, 2012	1,120	800	1,920
December 31, 2012	1,120	3,300	4,420
Estimated total	$4,480	$5,700	$10,180

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

(viii)        Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000.

(ix).           Accounts payable – unrelated parties

The amount outstanding as at December 31, 2011 was $18,693 which (i) consists of the following amounts:

In-house Accountants                         17,009
Photocopies                                                        459
Transfer agent fees                                         1,225
Total                                                              $18,693

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

Year ended December 31, 2011.

We incurred accumulated net losses since inception of $124,913.

Balance Sheet

Total cash and cash equivalents, as at December 31, 2011 and December 31, 2010 were $NIL.   Our working capital deficit as at December 31, 2011 and December 31, 2010 were respectively, $83,263 and $64,681.  If amounts owed to a related party are excluded there was a negative working capital position as at December 31, 2011 of $ 18,693; and as at December 31, 2010 of $12,035.

Our working capital is attributable to the completion of an initial capital contribution on April 15, 2007, which raised $1,650, a private placement on October 31, 2008, which raised a further $40,000 together with cash advances from our President aggregating $64,570.    No revenue was generated during these periods.

Total stockholders’ deficiency as at December 31, 2011 and December 31, 2010 were respectively $83,263 and $64,681.

As of December 31, 2011 shares of common stock issued and outstanding was 73,500,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2011 have been audited by our independent accountants, Madsen & Associates CPA’s, Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2011, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s, Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s, Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2011, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report attached to this Form 10-K that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting   Accordingly, we express no such opinion”.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jane H. C. Brooke London, England	Chief Executive Officer, President And Director (1)	55

Dragan Bozanic Mississauga, Ontario, Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	64

(1)	Jane H. C. Brooke was appointed a director and was appointed President and Chief Executive Officer on December 11, 2006.

(2)	Dragan Bozanic became a director and was appointed Secretary Treasurer and Chief Financial Officer on December 11, 2006.

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

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total

Jane H.C. Brooke Chief Executive Officer and President	2011	-0-	-0-	-0-	-0-
	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Dragan Bozanic Chief Financial Officer, Secretary, Treasurer	2011	-0-	-0-	-0-	-0-
	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at December 31, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jane H. C. Brooke 11 Glouchester Ave., Flat 5, Camden Town, London, England NWI 7AU	30,000,000	40.8%

Common Stock	Dragan Bozanic 7066 Danton Promenade, Mississauga, Ontario, Canada, L5N 5E4	19,500,000	26.5%

Common Stock	Directors and Officers as a Group	49,500,000	67.3%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of December 31, 2011 there are a total of 73,500,000 shares of our common stock are issued and outstanding. Of these all 73,500,000, being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.  Under our registration statement (on Form S-1), we registered 28,950,000 shares, being 39.39% of our issued shares leaving 44,550,000 shares, being 60.62% of our shares, as restricted shares, as follows:

Jane H. C. Brooke	27,000,000 shares
Russell L. James	17,550,000 shares
Total restricted shares	44,550,000 shares

DESCRIPTION OF SECURITIES

Our authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share, of which 73,500,000 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs of our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

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

“Penny Stock” Requirements

Our common shares are quoted on the OTCBB.  The SEC has adopted a rule that defines a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.   For any transaction involving a penny stock, unless exempt, the rules require:

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

Disclosure also has to be made about the risks of investing in penny stocks and about commission payable by both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended December 31, 2011 for professional services for the review of the quarterly financial statements as at March 31, 2011, June 30, 2011 and September 30, 2011, annual financial statements as of December 31, 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $800 for each of the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 and $3,300 for the audit of December 31, 2011.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Regency’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009 Registration No. 333-158103)
3.2	Articles of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No.333-158103)
3.3	Certificate of Correction (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
3.4	By-laws (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 31, 2009 Registration No. 333-158103)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

Date: February 24, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:  JANE C. H. BROOKE
       Jane C.H. Brooke
       Chief Executive Officer, President
       and Director

Date:  February 24, 2012

By: DRAGAN BOZANIC
       Dragan Bozanic
       Chief Financial Officer, Chief Accounting
       Officer, Secretary and Director

Date:   February 24, 2012

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Regency Resources Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Regency Resources Inc. (A Pre-Exploration Stage Company) (The Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from December 11, 2006 (date of inception) to December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Regency Resources Inc. (a Pre-Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period from December 11, 2006 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Murray, Utah
February 10, 2012

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$18,693	$12,035
Advances from related party	64,570	52,646

Total Current Liabilities	83,263	64,681

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value; 73,500,000 shares issued and outstanding	73,500	73,500
Additional Paid-in Capital	(31,850)	(31,850)
Deficit accumulated during the pre-exploration stage	(124,913)	(106,331)

Total Stockholders’ Deficiency	(83,263)	(64,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended December 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to December 31, 2011

	For the year Ended December 31, 2011	For the year ended December 31, 2010	From December 11, 2006 (date of inception) to December 31, 2011

REVENUES	$-	$-	$-

EXPENSES

Accounting and audit	10,180	3,375	28,142
Exploration	1,500	-	4,146
Impairment loss on mineral claims	-	-	12,000
Legal fees	-	-	2,000
Management fees	-	12,000	30,000
General and administrative	6,902	5,827	48,625
	18,582	21,202	124,913

NET LOSS	$(18,582)	$(21,202)	$(124,913)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	73,500,000	73,500,000

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period December 11, 2006 (date of inception) to December 31, 2011

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency

Balance December 11, 2006		$-	$-	$-	$-
Net loss for the period December 11, 2006 ( date of Inception) to December 31, 2006	-	-	-	(1,678)	(1,678)
Balance at December 31, 2006	-	-	-	(1,678)	(1,678)
Issuance of common shares for cash, April 15, 2007	49,500,000	49,500	(47,850)	-	1,650
Net loss for the year ended December 31, 2007	-	-	-	(8,517)	(8,517)
Balance at December 31, 2007	49,500,000	49,500	(47,850)	(10,195)	(8,545)
Issuance of common shares for cash, October 31, 2008	24,000,000	24,000	16,000	-	40,000
Net loss for the year ended December 31, 2008		-	-	(39,475)	(39,475)
Balance at December 31, 2008	73,500,000	73,500	(31,850)	(49,670)	(8,020)
Net loss for the year ended December 31, 2009		-	-	(35,459)	(35,459)
Balance at December 31, 2009	73,500,000	73,500	(31,850)	(85,129)	(43,479)
Net loss for the year ended December 31, 2010	-	-	-	(21,202)	(21,202)
Balance as at December 31, 2010	73,500,000	73,500	(31,850)	(106,331)	(64,681)
Net loss for the year ended December 31, 2011	-	-	-	(18,582)	(18,582)
Balance as at December 31, 2011	73,500,000	$73,500	$31,850	$(124,913)	$(83,263)

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended December 31, 2011 and 2010 and for the period from December 11, 2006 (date of inception) to December 31, 2011

	For the Year Ended Dec. 31, 2011	For the Year Ended Dec. 31, 2010	December11, 2006 (date of inception) to Dec. 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,582)	$(21,202)	$(124,913)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claims	-		12,000
Changes in accounts payable	6,658	(243)	18,693
Net cash provided by (used in) operating activities	(11,924)	(21,445)	(94,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claims	-	-	(12,000)
Net cash (used in) investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	11,924	21,021	64,570
Proceeds from issuance of common stock	-	-	41,650
Net cash provided by financing activities	11,924	21,021	106,220

Net Increase (Decrease) in Cash	-	(424)	-

Cash at Beginning of Period	-	424	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Accounting Method

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
December 31, 2011

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$1,678	2026	$503	$(503)

2007	8,517	2027	2,555	(2,555)

2008	39,475	2028	11,842	(11,842)	-

2009	35,459	2029	10,638	(10,638)	-

2010	21,202	2030	6,361	(6,361)	-

2011	18,582	2031	5,575	(5,575)	-
	$124,913		$37,474	$(37,474)	$-

The total valuation allowance for the year ended December 31, 2011 is $(37,474) which increased by $(5,575) for the reported period.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Reclassification

Certain prior years amounts have been reclassified for consistency with current year presentation.   These reclassifications had no effect on reported results of operations.   During the most recently completed fiscal year ended December 31, 2011 the Company determined to consolidate certain items on its statements of operations including filing fees, consulting fees, office, incorporation costs and transfer agent  to one line item – “General and administrative”.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $64,570 ($11,924 during 2011). These advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On April 15, 2007, Company completed a private placement consisting of 49,500,000 common shares sold to directors and officers  for a total consideration of $1,650.  On October 31, 2008, the Company completed a private placement of 24,000,000 common shares for a total consideration of $40,000.

On December 12, 2011, the directors of the Company approved a resolution to distribute a dividend on the outstanding shares of the Company on the basis of the issuance of 29 new shares for one existing share of common stock presently held (the “Stock Dividend”).   As a result of the Stock Dividend every one outstanding shares of common stock was increased by thirty share of common stock.   As at December 31, 2011, there were 73,500,000 common shares issued and outstanding. All share references in these financial statements have been retroactively adjusted for this stock dividend.
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