Form 10-Q
period 2012-03-31
Regency Resources, Inc.
filed 2012-04-24
CIK 1379699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2012

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

April 15, 2012: 73,500,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Regency Resources, Inc. (Pre-exploration stage company) at March 31, 2012 (with comparative figures as at December 31, 2011) and the statement of operations for the three months ended March 31, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to March 31, 2012 and the statement of cash flows for the three months ended March 31, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$20,181	$18,693
Advances from related party	69,892	64,570
Total Current Liabilities	90,073	83,263

STOCKHOLDERS’ DEFICIENCY
Common stock
200,000,000 shares authorized, at $0.001 par value;
73,500,000 shares issued and outstanding	73,500	73,500
Additional Paid-in Capital	(31,850)	(31,850)
Deficit accumulated during the pre-exploration stage	(131,723)	(124,913)
Total Stockholders’ Deficiency	(90,073)	(83,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the three months ended March 31, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to March 31, 2012
(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	From December 11, 2006 (date of inception) to March 31, 2012

REVENUES	$-	$-	$-

EXPENSES

Exploration	-	-	4,146
Impairment loss on mineral claims	-	-	12,000
Legal fees	-	-	2,000
Professional fees	4,420	4,420	32,562
General and administrative	2,390	1,189	81,015
	6,810	5,609	131,723

NET LOSS	$(6,810)	$(5,609)	$(131,723)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	73,500,000	73,500,000

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended March 31, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to March 31, 2012
(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	December11, 2006 (date of inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTVITIES:
Net loss	$(6,810)	$(5,609)	$(131,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on mineral claims	-		12,000
Changes in accounts payable	1,488	1,680	20,181
Net cash provided by (used in) operating activities	(5,322)	(3,929)	(99,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claims	-	-	(12,000)
Net cash (used in) investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	5,322	3,929	69,892
Proceeds from issuance of common stock	-	-	41,650
Net cash provided by financing activities	5,322	3,929	111,542

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

12/31/06	$1,678	2026	$503	$(503)	$-
12/31/07	8,517	2027	2,555	(2,555)	-
12/31/08	39,475	2028	11,842	(11,842)	-
12/31/09	35,459	2029	10,638	(10,638)	-
12/31/10	21,202	2030	6,361	(6,361)	-
12/31/11	18,582	2031	5,575	(5,575)	-
3/31/12	6,810	2032	2,043	(2,043)	-
	$131,723		$39,517	$(39,517)	$-

The total valuation allowance for the three months ended March 31, 2012 is $(39,517) which increased by $(2,043) for the three months ended March 31, 2012.

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
March 31, 2012
(Unaudited)

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

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

REGENCY RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two Directors have acquired 67% of the common stock issued and outstanding and the President has made advances to the Company of $69,892 ($5,322 during the three months ended March 31, 2012). These advances are non-interest bearing and payable on demand.

5.           CAPITAL STOCK

On April 15, 2007, Company completed a private placement consisting of 49,500,000 common shares sold to directors and officers for a total consideration of $1,650.  On October 31, 2008, the Company completed a private placement of 24,000,000 common shares for a total consideration of $40,000.

On December 12, 2011, the directors of the Company approved a resolution to distribute a dividend on the outstanding shares of the Company on the basis of the issuance of 29 new shares for one existing share of common stock presently held (the “Stock Dividend”).   As a result of the Stock Dividend every one outstanding shares of common stock was increased by thirty share of common stock.   As at March 31, 2012, there were 73,500,000 common shares issued and outstanding.  All share references in these financial statements have been retroactively adjusted for this stock dividend.

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

7.           SUBSEQUENT EVENTS

Material Definitive Agreement.

The Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), effective April 10, 2012 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company will acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC (the “Share Exchange”). DDAC is expected to have certain valuable products and intellectual property rights comprised of a web-based multi-tiered billing infrastructure and related to proprietary software and other means of syndicating and encoding media content that it will acquire from Digitally Distributed, LLC, a Delaware limited liability company prior to or concurrently with the Closing.

In accordance with the LOI, subject to satisfactory completion of due diligence by the Company and approval by the shareholders of DDAC, the terms and conditions of the Share Exchange shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties. The closing of the Share Exchange is expected to occur on or before May 4, 2012 (“Closing”).

In addition, in accordance with the LOI, the Company has committed to providing or facilitating a financing of up to an aggregate of $1,000,000 through convertible debentures as follows: (a) $150,000 to DDAC upon execution of the LOI; (b) $100,000 to DDAC at Closing; and (c) no less than $100,000 to DDAC each month after Closing.

As part of the Share Exchange, the Company shall issue to the shareholders of DDAC 18,000,000 shares of Company common stock which will represent approximately 37.5% of the ownership interest in the Company. Upon Closing, DDAC shall become a wholly-owned subsidiary of the Company.

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

On July 1, 2008 we acquired a 100% interest in the La Trinidad Gold Claim (the “La Trinidad Claim”) from an unrelated mineral exploration company, Kalibo Resources Inc., for the sum of $5,000.  The La Trinidad Claim, a gold exploration project, covers approximately 94.5 hectares (233.5 acres) located 45 kilometers North East of the city of Lingayen in the Republic of the Philippines.  The ‘La Trinidad Claim’ and the “Mara Claim” are sometimes referred to herein collectively as the “Regency Claims”

There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on either of the Regency Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on either of the Regency Claims.

We have no full-time employees and management of Regency devote a very small percentage of their time to the affairs of the Company. While neither of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Foreign Currency and Exchange Rates

Our mineral properties are located, in the case of the La Trinidad Property, in the Republic of Philippines and the Mara Gold Claim, in the Republic of Fiji. Costs expressed in the geological reports on these mineral properties are expressed in the local currency, Philippine Pesos (“PHP”) in the case of the La Trinidad Property, and Fijian dollars (“FJD”), in the case of the Mara Gold Claim. For purposes of consistency and to express United States Dollars throughout this Form 10-`Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.41 or PHP 1.00 being approximately equal US $ 0.023; and Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $2.02 or FJD $ 1.00 being approximately equal US $ 0.43 which is the exchange rate.

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

Mr. Cua is, and has since 1998 been, a registered Professional Geologist in good standing in the Geological Society of Philippines. He graduated from the University of far east, Manila, with a degree in geology (B. Sc.,1981) and a Master’s degree (M. Sc.) in 1986 from the same university

The Cua Report concludes that:

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

A phased exploration program to further delineate the mineralized system currently recognized on Mara Gold Claim is recommended.
The proposed budget for Phase I work is as follows:

1. Geological Mapping             $  4,000

2. Geophysical Surveying            $  3,315

3. Geochemical surveying and surface sampling    $13,100
(includes sample collection and assaying)

          TOTAL PHASE I                     $20,415

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, in addition to cash advances aggregating $69,892 made by our President, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 1,650,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650.  On October 31, 2008 Regency completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 800,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of March 31, 2012, we had cash reserves of $NIL, accounts payable of $20,181, and advances from related parties of $69,892, representing a working capital deficit of $90,073.  In addition, under the terms of the President’s Loan Agreement, the Company has access to up to $60,000 in cash of which all the funds have been advanced to date. These advances were on an ‘as needed’ basis to meet our anticipated expenses over the twelve months as itemized below:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$10,180
Edgarizing	(ii)	5,600
Exploration costs – La Trinidad Gold Claim	(iii)	12,700
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		30,955
Account payable – unrelated parties at March 31, 2012	(vii)	20,181
Estimate cash requirements over the next twelve months		$51,136

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2012	10-Q	1,120	800	1,920
September 30, 2012	10-Q	1,120	800	1,920
December 31, 2012	10-K	1,120	3,300	4,420
March 31, 2013	10-Q	1,120	800	1,920
Estimated total		$4,480	$5,700	$10,180

(ii)	Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Cua Report on La Trinidad claim, will be completed at an estimated cost of $12,700.  The exploration budget for the Mara claims will be deferred until the late fall of 2012.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $475 including a business license.

(v)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi)          Accounts payable – unrelated parties

The amount outstanding as at March 31, 2012 was $20,181 which consists of the following amounts:

Bookkeeping services	$18,129
Photocopies, fax and delivery	756
Transfer agent	1,296
Total	$12,181

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

The Three Months Ended March 31, 2012.

We incurred accumulated net losses since inception of $131,723.  An analysis of the changes in expenses for the three months ended March 31, 2012 compared to March 31, 2011 is as follows:

	March 31, 2012	March 31, 2011

Accounting and auditing	$4,420	$4,420	No increase in charges
Edgarizing	1,881	560	Increase due to XBRL filings
Office	438	65	Increase office expenses over prior year
Transfer agent’s fees	71	564	Annual list of officers and directors and business licence paid late in 2011.
Total Expenses	$(6,810)	$(5,609)

Balance Sheet

Total cash and cash equivalents, as at March 31, 2012 and December 31, 2011, were respectively $NIL and $NIL.  Our working capital deficit as at March 31, 2012 and December 31, 2011 were respectively, $90,073 and $83,263.

Total stockholders’ deficiency as at March 31, 2012 was $90,073.

As of March 31, 2012 shares of common stock outstanding was 73,500,000.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2012.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Ms. Jane Brooke, and Principal Accounting Officer, Mr. Dragan Bozanic, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

There were no changes in Regency’s internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Regency’s internal control over financial reporting.  Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Regency’s assets.

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

We were incorporated on December 11, 2006, have not yet conducted any exploration activities and have not generated any revenues. We have no exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2012 was $131,723.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon:

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

15.	Neither of our two directors has visited La Trinidad or Mara claims.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2011.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.     MINE SAFETY DISCLOSURES

None

ITEM 5.     OTHER INFORMATION

The Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), effective April 10, 2012 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company will acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC (the “Share Exchange”). DDAC is expected to have certain valuable products and intellectual property rights comprised of a web-based multi-tiered billing infrastructure and related to proprietary software and other means of syndicating and encoding media content that it will acquire from Digitally Distributed, LLC, a Delaware limited liability company prior to or concurrently with the Closing.

In accordance with the LOI, subject to satisfactory completion of due diligence by the Company and approval by the shareholders of DDAC, the terms and conditions of the Share Exchange shall be set forth in a formal definitive agreement containing customary representations and warranties, covenants and indemnification provisions, to be negotiated between the parties. The closing of the Share Exchange is expected to occur on or before May 4, 2012 (“Closing”).

In addition, in accordance with the LOI, the Company has committed to providing or facilitating a financing of up to an aggregate of $1,000,000 through convertible debentures as follows: (a) $150,000 to DDAC upon execution of the LOI; (b) $100,000 to DDAC at Closing; and (c) no less than $100,000 to DDAC each month after Closing.

As part of the Share Exchange, the Company shall issue to the shareholders of DDAC 18,000,000 shares of Company common stock which will represent approximately 37.5% of the ownership interest in the Company. Upon Closing, DDAC shall become a wholly-owned subsidiary of the Company.

ITEM 6.     EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009 Registration No. 333-158103)
3.2	Articles of Incorporation (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No.333-158103)
3.3	Certificate of Correction (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
3.4	By-laws (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Regency’s Registration Statement on Form S-1 filed on March 31, 2009 Registration No. 333-158103)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbane-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

______________
* Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENCY RESOURCES, INC.
(Registrant)

Date: April 23, 2012	JANE C.H. BROOKE
Jane C. H. Brooke Chief Executive Officer, President and Director

Date: April 23, 2012	DRAGAN BOZANIC
Dragan Bozanic Chief Financial Officer, Chief Accounting Officer, Secretary and Director