Form 10-Q
period 2012-06-30
Digital Development Group Corp
filed 2012-08-15
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File Number 000-53611

THE DIGITAL DEVELOPMENT GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6630 Sunset Blvd. Los Angeles, CA 90028
(Address of principal executive offices)

1-800-783-3128
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 27, 2012: 73,500,000 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)	3

	Condensed Balance Sheet as at June 30, 2012 and December 31, 2011	4

	Condensed Statement of Operations For the three months and six months ended June 30, 2012 and 2011 and for the period December 11, 2006 (Date of Inception) to June 30, 2012	5

	Condensed Statement of Cash Flows For the six months ended June 30, 2012 and 2011 and for the period December 11, 2006 (Date of Inception) to June 30, 2012	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

	SIGNATURES.	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) (a Pre-exploration stage company) at June 30, 2012 unaudited (with comparative figures as at December 31, 2011) and the condensed statement of operations unaudited for the three and six months ended June 30, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to June 30, 2012 and the condensed statement of cash flows unaudited for the six months ended June 30, 2012 and 2011 and for the period from December 11, 2006 (date of inception) to June 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	-	-
Notes Receivable	$456,535	$-

Total Current Assets	$456,535	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$222,896	$18,693
Advances from related party	-	64,570
Convertible notes payable	450,000	-
Total Current Liabilities	672,896	83,263

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 shares authorized, at $0.001 par value;
73,500,000 shares issued and outstanding	73,500	73,500
Additional paid-in capital	(31,850)	(31,850)
Deficit accumulated during the pre-exploration stage	(258,011)	(124,913)

Total Stockholders’ Deficit	(216,361)	(83,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$456,535	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Dec. 11, 2006 (date of inception) to June 30, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Accounting and auditing	2,780	1,920	7,200	6,340	35,342
Bank charges and interest	8,641	-	8,641	-	9,522
Consulting	40,573	-	40,573	-	65,573
Edgarizing	3,017	392	3,017	952	10,500
Exploration	-	-	-	-	4,146
Filing fees	-	-	1,881	-	2,972
Impairment loss on mineral claim	-	-	-	-	12,000
Incorporation costs	-	-	-	-	620
Legal	35,234	-	35,234	-	37,234
Management fees	-	-	-	-	30,000
Office	-	385	437	451	2,029
Rent	5,118	-	5,118	-	13,207
Transfer agent’s fees	1,560	-	1,632	564	5,501
Travel expenses	76,894		76,894		76,894
Web site development	47,782		47,782		47,782
Total Operating Expenses	221,599	2,697	228,410	8,307	353,322

Other Income:
Gain on forgiveness of debt	(88,776)		(88,776)		(88,776)
Interest income	(6,535)		(6,535)		(6,535)

NET LOSS	$(126,288)	$(2,697)	$(133,098)	$(8,307)	$(258,011)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	73,500,000	73,500,000	73,500,000	73,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	December11, 2006 (date of inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(133,098)	$(8,307)	$(258,011)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on forgiveness of debt	(88,776)		(88,776)
Impairment loss on mineral claims	-		12,000
Changes in operating assets and liabilities:
Interest receivable	(6,535)		(6,535)
Accounts payable and accrued expenses	223,087	3,192	241,780
Net cash used in operating activities	(5,322)	(5,115)	(99,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claims	-	-	(12,000)
Net cash used in investing activities	-	-	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	5,322	5,115	69,892
Proceeds from issuance of common stock	-	-	41,650
Net cash provided by financing activities	5,322	5,115	111,542

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Gain on forgiveness of debt – advances from related party	$69,892		$69,892
Gain on forgiveness of debt – accounts payable	$18,884		$18,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.           ORGANIZATION

Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

The Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), effective April 10, 2012 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company will acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC (the “Share Exchange”). DDAC is expected to have certain valuable products and intellectual property rights comprised of a web-based multi-tiered billing infrastructure and related to proprietary software and other means of syndicating and encoding media content that it will acquire from Digitally Distributed, LLC, a Delaware limited liability company prior to or concurrently with the closing of the transaction.

In addition, in accordance with the LOI, the Company has committed to providing or facilitating a financing of up to an aggregate of $1,000,000 through convertible debentures as follows: (a) $150,000 to DDAC upon execution of the LOI; (b) $100,000 to DDAC at closing of the transaction; and (c) no less than $100,000 to DDAC each month after closing of the transaction.

As part of the Share Exchange, the Company shall issue to the shareholders of DDAC 18,000,000 shares of Company common stock which will represent approximately 37.5% of the ownership interest in the Company. Upon Closing, DDAC shall become a wholly-owned subsidiary of the Company.

The above reverse acquisition was completed on July 31, 2012.

Name Change

The Company amended its Articles of Incorporation to change its name from Regency Resources, Inc. to The Digital Development Group Corp., effective May 2, 2012

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

12/31/06	$1,678	2026	$503	$(503)	$-

12/31/07	8,517	2027	2,555	(2,555)	-

12/31/08	39,475	2028	11,842	(11,842)	-

12/31/09	35,459	2029	10,638	(10,638)	-

12/31/10	21,202	2030	6,361	(6,361)	-

12/31/11	18,582	2031	5,575	(5,575)	-

6/30/12	133,098	2032	39,929	(39,929)	-

	$258,011		$77,403	$(77,403)	$-

The total valuation allowance as of June 30, 2012 is $(77,403) which increased by $(39,929) for the six months ended June 30, 2012.

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

  THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company's future financial statements. The following are a summary of recent accounting developments.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U .S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 redefines many of the requirements in U .S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012. The adoption of this standard did not materially impact the Company's financial statement footnote disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows a n entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for years and interim periods beginning after December IS, 20 II. The Company's adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-1 2, Topic 220 - Comprehensive income ("ASU 2011-1 2"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 20 11-12 did not have a material impact on its financial statements and related disclosures.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an in tangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The Company does not expect adopt ion of this accounting guidance will have a material impact on its financial statements and related disclosures.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial statements and related disclosures.

  THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended June 30, 2012, the President of the Company advanced $5,322 to the Company. These advances are non-interest bearing and payable on demand.

On June 11, 2012, the President of the Company forgave all advances made to the Company to-date, in the amount of $69,892.

The CEO and CFO of the Company is also the CEO of Digitally Distributed Acquisition Corp.

4.           NOTES RECEIVABLE

In connection with the binding letter of intent dated April 10, 2012 between the Company and Digitally Distributed Acquisition Corp. (DDAC), the Company agreed to advance $450,000 to DDAC. DDAC executed promissory notes to the Company, which are payable on demand and carry an annual simple interest rate of 10%. Related accrued interest on these notes totaled $6,535 as of June 30, 2012. Upon closing of the voluntary share exchange transaction contemplated under the LOI, the unpaid principal and any accrued and unpaid interest shall be immediately due and payable.

5.           CONVERTIBLE NOTES PAYABLE

In connection with the binding letter of intent dated April 10, 2012 between the Company and DDAC, Coventry Capital LLC (Holder) advanced a total $450,000, under convertible promissory notes.

Advance Date	$ Advanced
April 12, 2012	$150,000
April 27, 2012	$100,000
May 24, 2012	$100,000
June 11, 2012	$100,000
Total	$450,000

These convertible promissory notes are payable on demand and carry an interest rate of 1% per month (simple interest), until the closing of the of the voluntary share exchange transaction contemplated under the letter of intent. Thereafter, the interest rate shall adjust to 3% per year, simple interest.

Upon closing of the voluntary share exchange transaction contemplated under the letter of intent, the unpaid principal and any accrued and unpaid interest shall be immediately due and payable.

At any time on or before the maturity date, the holder, at its sole discretion may elect to have all or part of the principal and the accrued and unpaid interest thereon, converted into a number of shares of common stock of the Company determined by dividing (i) the unpaid principal and any accrued and unpaid interest thereon, as of the conversion date, by (ii) the lower of (a) the price per share at which shares of capital stock of the Company are sold in any financing, or (b) $0.50 per share. A "financing" means the sale of shares of capital stock of the Company occurring within twenty four (24) months after the closing.

  THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

6.           CAPITAL STOCK

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

7.	GOING CONCERN

The Company sustained operating losses during the three and six months ended June 30, 2012 and the year ended December 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations an d/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management's plans are to enter a merger transaction with another business and to raise additional funding. As discussed in Note 1, the Company has completed a merger transaction with a private company, DDAC, on July 31, 2012, DDAC is expected to generate revenues in the next twelve months, however, if DDAC is not successful in executing its business plan. The Company will be required to decrease expenses and raise additional equity and/or debt financing.

8.	SUBSEQUENT EVENTS

As identified in Footnote 1, the reverse acquisition between the Company and DDAC closed on July 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of The Digital Development Group Corp. (“Digital” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Overview of Business Prior to July 31, 2012

Digital was incorporated under the laws of the State of Nevada on December 11, 2006 under the name of Regency Resources Inc. (“Regency”). The Company amended its Articles of Incorporation to change its name from Regency Resources, Inc. to The Digital Development Group Corp. effective May 2, 2012. Our fiscal year end is December 31. Our executive offices are located at 6630 Sunset Blvd. Los Angeles, CA, 90028.

We were a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. On February 15, 2007 Digital purchased a 100% interest in the Mara Gold Claim (the “Mara Claim”) from The Mara Group LLC., an unrelated company, for $7,000. The Mara Claim consists of one 8 unit claim block containing 122.5 hectares (approximately 307 acres) located about 20 km North West of the city of Suva, in the Republic of Fiji. The Mara Claim is a gold exploration project.

On July 1, 2008 we acquired a 100% interest in the La Trinidad Gold Claim (the “La Trinidad Claim”) from an unrelated mineral exploration company, Kalibo Resources Inc., for the sum of $5,000. The La Trinidad Claim, a gold exploration project, covers approximately 94.5 hectares (233.5 acres) located 45 kilometers North East of the city of Lingayen in the Republic of the Philippines. The ‘La Trinidad Claim’ and the “Mara Claim” are sometimes referred to herein collectively as the “Digital Claims”

We have not earned any revenues to date and we have incurred losses since inception. Our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations. There can be no assurance we will be able to raise this capital. We do not anticipate earning revenues until such time as we enter into commercial production of the Digital Claims. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Digital Claims, or if such deposits are discovered, that we will enter into further substantial exploration programs. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to explore and develop the Digital Claims, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We had preliminary discussions with potential business combination partners, but as of June 30, 2012, we had not signed a definitive agreement to engage in a strategic transaction as of the period covered by this quarterly report. On April 10, 2012, the Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company was to acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC.

Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Overview of Business Subsequent to July 31, 2012

Subsequent to our quarter ended June 30, 2012, on July 31, 2012 (the “Closing Date”), the Company closed a voluntary share exchange transaction with DDAC and the shareholders of DDAC (the “Selling Shareholders”) pursuant to a Share Exchange Agreement dated July 31, 2012 (the “Exchange Agreement”) by and among the Company, DDAC, and the Selling Shareholders. In accordance with the terms of Exchange Agreement, on the Closing Date, the Company issued 20,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of DDAC (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 21.93% of the Company’s issued and outstanding common stock, DDAC became a wholly-owned subsidiary of the Company, and the Company acquired the business and operations of DDAC.

Our business is now based in Los Angeles, California where we develop technologies that provide content owners distribution capabilities across multiple platforms using existing internet protocol (“IP”) services. DDAC’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand services by connecting to users’ IP services. DDAC’s technology will help content owners distribute and monetize their products by delivery to OTT devices.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have raised the capital through private placements of common stock as follows:

Since inception, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 49,500,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650. On October 31, 2008 Digital completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 24,000,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of June 30, 2012, we had cash reserves of $NIL, accounts payable and accrued expenses of $222,896, and a working capital deficit of $216,361.

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

The Six Months Ended June 30, 2012.

An analysis of the changes in operating expenses for the six months ended June 30, 2012 compared to June 30, 2011 is as follows:

	June 30, 2012	June 30, 2011
Accounting and Auditing	7,200	6,340
Interest/bank charges	8,641	0
Consulting	40,573	0
Edgarizing	3,017	952
Filing Fees	1,881	0
Legal	35,234
Office	$438	$451
Rent	5,118	0
Transfer agent's fees	1,632	564
Travel Expense	76,894	0

Web Site Development	47,782	0
Total operating expenses	$228,410	$8,307

The overall increase in operating expenses is due to administrative costs incurred in anticipation of the acquisition of DDAC.

Balance Sheet

Total cash as at June 30, 2012 and December 31, 2011, were respectively $NIL and $NIL. Our working capital deficit as at June 30, 2012 and December 31, 2011 was respectively, $216,361 and $83,263.

Total stockholders’ deficiency as at June 30, 2012 was $216,361.

As of June 30, 2012 shares of common stock outstanding was 73,500,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of December 31, 2011, the Company did not have a separate functioning audit committee.

ii)	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

iii)

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in Digital’s internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Digital’s internal control over financial reporting. Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Digital’s assets.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue. As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources. To date, our operations have been funded entirely from the proceeds from equity and debt financings. We expect to require substantial additional capital in the near future to develop and market new products, services and technologies. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we are unable to compete effectively, our business will be adversely affected.

The market for content distribution is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace. The growth of Internet-connected devices, including TV’s, computers and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment video. The various economic models underlying these differing means of entertainment video delivery include subscription, pay-per-view, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment video and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

Changes in consumer viewing habits, including more widespread usage of video-on-demand or other similar on demand methods of entertainment video consumption could adversely affect our business.

The manner in which consumers view entertainment video is changing rapidly. Digital cable, wireless and Internet content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access entertainment video-on-demand with interactive capabilities including start, stop and rewind. The devices through which entertainment video can be consumed are also changing rapidly. Today, content from cable service providers may be viewed on laptops and content from Internet content providers may be viewed on TVs. Although we will provide our own Internet-based delivery of content allowing our customers to stream certain programs and movies to their Internet-connected televisions and other devices, if other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.

If we are not able to manage our growth, our business could be adversely affected.

We are currently engaged in an effort to expand our operations both domestically and internationally, as well as grow our content base and develop our technology platform across more devices. Many of our systems and operational practices implemented now at our development stage with limited resources will require undertaking efforts to migrate the vast majority of our systems to cloud-based processors. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

If the market segment for consumer paid commercial free Internet streaming of programs and movies saturates, our business will be adversely affected.

The market segment for consumer paid commercial free Internet streaming of programs and movies has grown significantly. Much of the increasing growth can be attributed to the ability of consumers to stream TV shows and movies on their TVs, computers and mobile devices. A decline in the rate of growth could indicate that the market segment for online subscription-based entertainment video is beginning to saturate. While we believe that this segment will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

If our efforts to build strong brand identity and improve customer satisfaction and loyalty are not successful, we may not be able to attract or retain customers, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity. We believe that strong brand identity will be important in attracting customers and content providers who may have a number of choices from which to obtain services we provide. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract customers or content providers may be adversely affected. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain customers or content providers may be adversely affected. With respect to our planned international expansion, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.

The increasingly long-term and fixed-cost nature of our content acquisition licenses may adversely affect our financial condition and future financial results.

In connection with obtaining content, particularly for streaming content, we will typically enter into multi-year, fixed-fee licenses with content providers, studios and distributors. Furthermore, we plan on increasing the level of committed content licensing in anticipation of our service and customer base growing. To the extent customer and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of these content licensing commitments and our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate could be limited.

If we become subject to liability for content that we distribute through our service, our results of operations would be adversely affected.

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are insured or indemnified to cover claims of these types or liability that may be imposed on us.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and content providers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	Effectively developing, using and integrating new technologies;
●	Continuing to develop our technical expertise;
●	Enhancing our engineering and system designs;
●	Developing products that meet changing customer needs;
●	Advertising and marketing our products; and
●	Influencing and responding to emerging industry standards and other changes.

Growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with content providers; and

•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

Current global economic conditions may adversely affect our industry, business and result of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products and services. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.  In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in development or find that the development, manufacture or sale of products and services requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

Assertions against us by third parties for infringement of their intellectual property rights could result in significant costs and cause our operating results to suffer.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which results in protracted and expensive litigation for many companies. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products and services are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, and offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling content or services or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and

•	attempt to redesign those products or services that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We may agree to indemnify certain customers for certain claims of infringement arising out of the sale of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

If studios and other content owners or distributors refuse to license content to us upon acceptable terms, our business could be adversely affected.

Our ability to distribute content or provide our customers with content they can watch instantly depends on studios and other content owners or distributors licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary. If the studios and other content distributors change their terms and conditions or are no longer willing or able to license us content, our ability to distribute content or stream content to our customers will be adversely affected. Streaming content is not subject to the First Sale Doctrine. As such, we are completely dependent on the studio or other content distributor to license us content in order to access, distribute, sublicense and stream content. Many of the licenses provide for the studios or other content distributor to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. In addition, the studios and other content distributors have great flexibility in licensing content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver streaming content. If we are unable to secure and maintain rights to streaming content or if we cannot otherwise obtain such content upon terms that are acceptable to us, our ability to distribute content will be adversely impacted, and our customer acquisition and retention could also be adversely impacted. As streaming content license agreements expire, we must renegotiate new terms which may not be favorable to us. If this happens, the cost of obtaining content could increase and our margins may be adversely affected. As we grow, we will have to spend an increasingly larger amount for the licensing of streaming content. Any failure to secure content will manifest in lower customer acquisition and retention. Given the multiple-year duration and largely fixed nature of content licenses, if we do not experience customer acquisition and retention as forecasted, our margins may be impacted by these fixed content licensing costs. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and other content distributors or our access to content may be adversely impacted.

Any significant disruption in our technology platform or those of third-parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Customers and potential customers access our service through our Web site or their TVs, computers, game consoles or mobile devices. Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our technology platform and those of third-parties that we utilize in our operations. Interruptions in our ability to deliver content, or with the Internet in general, including discriminatory network management practices, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our service to existing and potential customers.

Our servers and those of third-parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site may periodically experience directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We do not have insurance to cover expenses related to attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our service or internal computer systems could result in a loss of customers and adversely affect our business and results of operations.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our services and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The rules are currently subject to legal challenge. To the extent that these rules are interpreted to enable network operators to engage in discriminatory practices or are overturned by legal challenge, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Our reputation and relationships with customers would be harmed if our customer data, particularly billing data, were to be accessed by unauthorized persons.

We will maintain personal data regarding our customers, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we will rely on licensed encryption and authentication technology to secure such information. We will take measures to protect against unauthorized intrusion into our customers’ data. If, despite these measures, we, or our payment processing services, experience any unauthorized intrusion into our customers’ data, current and potential customers may become unwilling to provide the information to us necessary for them to become customers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including www.digidev.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third-parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

In the event of an earthquake or other natural or man-made disaster, our operations could be adversely affected.

Our executive offices and data centers are located in the Los Angeles area, an earthquake sensitive area. Our business and operations could be adversely affected in the event of an earthquake or other natural disaster, as well as from electrical blackouts, fires, floods, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our operations to handle disruptions in service arising from these events. Because Los Angeles is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our executive offices and data centers. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes and may not have adequate insurance to cover losses and expenses from other natural disasters.

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service of our senior management, including our Chief Executive Officer and Chairman, Martin Greenwald, President, Joe Bretz and members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations.

Risks Relating to our Securities and our Status as a Public Company

The relative lack of public company experience of certain members of our management team may put us at a competitive disadvantage.

Certain members of our management team lack public company experience and are generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Some of these individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Exchange, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	As of December 31, 2011, the Company did not have a separate functioning audit committee.
ii)	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.
iii)	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, and such loss could adversely affect our business, future operations and financial condition.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants. If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. We do not have “Key-Man” life insurance policies on our key executives. If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “DIDG.OB,” but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange.  We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements.  We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list.  We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information.  Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future.  To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Company’s Letter of Intent with DDAC dated April 10, 2012, between April 12, 2012 and June 11, 2012, an aggregate of $450,000 was advanced to DDAC in accordance with our form of Convertible Promissory Note (the “Convertible Notes”). The funds for said advances were provided to the Company in exchange for our issuance of the Convertible Notes to the holder. Per the Company’s direction as set forth in the Convertible Notes, the funds were advanced directly to DDAC. The Convertible Notes bear interest at a rate of one percent (1%) per month until the Closing Date, and thereafter, at three percent (3%) per annum. The Convertible Notes are payable by the Company to the holder on demand at anytime following the Closing Date. The Convertible Notes may be converted into shares of the Company’s common stock, at the option of the holder, at the lower of $0.50 per share or the price per share at which shares of capital stock of the Company are sold in any financing occurring within twenty four (24) months after Closing. The issuance of the Convertible Notes to the holder was exempt from registration in reliance upon Regulation D of the Securities Act as the holder is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

2.1(a)	Share Exchange Agreement dated July 31, 2012 (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
2.1(b)	Subscription Agreement by and between Digitally Distributed, LLC and Digitally Distributed Acquisition Corp. dated July 31, 2012 (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
3.1	Certificate of Incorporation (incorporated by reference from Digital’s Registration Statement on Form S-1 filed on March 19, 2009 Registration No. 333-158103)
3.2	Articles of Incorporation (incorporated by reference from Digital’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No.333-158103)
3.3	Certificate of Correction (incorporated by reference from Digital’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
3.4	Text of Amendment to Articles of Incorporation (incorporated by reference to Digital’s Current Report on Form 8-K filed on May 2, 2012)
3.5	By-laws (incorporated by reference to Digital’s Registration Statement on Form S-1 filed on March 19, 2009, Registration No. 333-158103)
10.1	Letter of Intent by and between Regency Resources, Inc. and Digitally Distributed Acquisition Corp., dated April 10, 2012 (incorporated by reference to Digital’s Current Report on Form 8-K filed on April 11, 2012)
10.2	Form of Convertible Promissory Note (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
10.3	Form of Indemnification Agreement (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
10.4	Service Level Agreement by and between the Registrant and PowerHouse Creative, LLC, dated July 1, 2012 (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
10.5	Master Services Agreement by and between the Registrant and Alex Frejrud, dated July 1, 2012 (incorporated by reference to Digital’s Current Report on Form 8-K filed on August 6, 2012)
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer and Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T**

* Filed herewith.

**To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: August 14, 2012	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

