Form 10-Q
period 2012-09-30
Digital Development Group Corp
filed 2012-11-19
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    X .  Yes          .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 1, 2012: 55,450,000 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet as at September 30, 2012 and May 31, 2012	4

	Condensed Consolidated Statement of Operations For the three months ended September 30, 2012 and for the period January 25, 2012 (Date of Inception) to September 30, 2012	5

	Condensed Consolidated Statement of Cash Flows For the period January 25, 2012 (Date of Inception) to September 30, 2012	6

	Notes to the Condensed Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Mine Safety Disclosures	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	SIGNATURES .	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) (a Pre-exploration stage company) at September 30, 2012 unaudited (with comparative figures as at May 31, 2012) and the condensed statement of operations unaudited for the three months ended September 30, 2012 and for the period from January 25, 2012 (date of inception) to September 30, 2012 and the condensed statement of cash flows unaudited for the period from January 25, 2012 (date of inception) to September 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results from January 25, 2012 (date of inception) to September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	May 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$29,585	$68,338
Other receivables	38,464	10,500
Employee advance	-	1,500
Prepaid expense	82,125	-
Total current assets	150,174	80,338

Equipment, net	32,165	-
Intangible assets, net	207,194	-
Other assets	165,662	-
TOTAL ASSETS	$555,195	$80,338

LIABILITIES
Current Liabilities
Accounts payable	$42,990	$-
Accrued liabilities	25,125	15,472
Accrued interest payable	6,295	-
Note payable, net of discount	1,042,670	403,583
Derivative liability	139,184	-
Total current liabilities	1,256,264	419,055

TOTAL LIABILITIES	1,256,264	419,055

Contingencies	136,085	-

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, par value $0.001, 55,450,000 shares issued and outstanding
	55,450	19,000
Additional paid in capital (1)	1,117,212	(19,000)
Accumulated deficit	(2,009,816)	(338,717)
Total stockholders' deficit	(837,154)	(338,717)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$555,195	$80,338

(1) The September 30, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (Unaudited)

		For the period
	Three months ended	from January 25,
	September 30,	2012 (Inception)
	2012	to September 30, 2012

Net revenue	$-	$-

Operating expenses	1,459,517	2,009,816

Net loss	$(1,459,517)	$(2,009,816)

Loss per share - basic and diluted	$(0.02)

Weighted average shares outstanding - basic and diluted (2)	60,345,154

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these unaudited condensed financial statements.

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the period
from January 25,
2012 (Inception)
to September 30, 2012
Operating Activities
Net loss	$(2,009,816)

Adjustments to reconcile net income to cash flows provided by operating activities:

Depreciation expense	1,839
Stock based compensation	435,000
Interest expense - beneficial conversion features of new note	561,828
Interest expense - contingencies	136,085
Changes in operating assets and liabilities:
Other receivables	(38,464)
Prepaid expense	(82,125)
Accounts payable	42,990
Accrued liabilities	25,125
Accrued interest payable	6,295
Cash flows used in operating activities	(921,243)

Investing Activities
Purchase of intangible assets	(207,194)
Purchase of equipment	(34,004)
Cash flows used in investing activities	(241,198)

Financing Activities
Proceeds from note payable	1,192,026
Cash flows provided by financing activities	1,192,026

Change in cash during period	29,585

Cash, beginning of period	-
Cash, end of period	$29,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1.           ORGANIZATION

Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006 with the authorized capital stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage. Subsequent to a merger transaction described below, the Company ceased mineral exploration activities.

The Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), effective April 10, 2012 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company will acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC (the “Share Exchange”). DDAC is expected to have certain valuable products and intellectual property rights comprised of a web-based multi-tiered billing infrastructure and related to proprietary software and other means of syndicating and encoding media content that it will acquire from Digitally Distributed, LLC, (DDLLC), a Delaware limited liability company prior to or concurrently with the closing of the transaction.

On July 31, 2012, DDAC acquired from Digitally Distributed, LLC, a Delaware limited liability company ("DDLLC") (the “Merger”), certain tangible and intangible property including certain intellectual property related to a web-based multi-tiered billing infrastructure and to software and other means of syndicating and encoding media content, in exchange for the issuance by DDAC to DDLLC of 13,500,000 shares of DDAC common stock pursuant to a Subscription Agreement by and between DDAC and DDLLC dated July 31, 2012.

In accordance with the terms of Exchange Agreement, on the Closing Date, the Registrant issued 19,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of DDAC (the "Exchange Transaction"). As a result of the Exchange Transaction, the Selling Shareholders acquired 21.39% of our issued and outstanding common stock, DDAC became our wholly-owned subsidiary, and the Registrant acquired the business and operations of DDAC.

The Company amended its Articles of Incorporation to change its name from Regency Resources, Inc. to The Digital Development Group Corp., effective May 2, 2012.

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  DDAC is the acquirer for financial reporting purposes and Digital Development Group Corp. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of DDAC and are recorded at the historical cost basis of DDAC, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and DDAC, historical operations of DDAC and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, DDAC received no cash and assumed no liabilities from Digital Development Group Corp.

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2012 and from January 25, 2012 (date of inception) to September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.

Going Concern

The Company is in the development stage and has no revenue or income since its inception on January 25, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation

Use of Estimates

In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to estimate life of fixed assets, valuation of long-lived assets, accruals for potential liabilities, valuation assumptions related to share based payments and derivative liability.

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of September 30, 2012, we have no cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three years.  Depreciation expense for the period from inception to September 30, 2012 was $1,839.

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized. As of September 30, 2012, the internal use software is still under development and not placed in service.

We amortize the cost of intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant. There are no impairment charges related to intangible for the period ended September 30, 2012.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Income Taxes

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred tax assets primarily consist of net operating loss carry-forward and stock compensation expenses.  However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets as of September 30, 2012.

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Stock Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

THE DIGITAL DEVELOPMENT GROUP CORP

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and converted notes using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes and warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company's future financial statements. The following are a summary of recent accounting developments.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 redefines many of the requirements in U .S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012. The adoption of this standard did not materially impact the Company's financial statement footnote disclosures.

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

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an in tangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The ASU could affect our fair value disclosures, and our results of operations, financial condition or liquidity.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial statements and related disclosures.

  THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

4. PROPERTY AND EQUIPMENT, NET

 Property and equipment consist of the following:

	September 30, 2012	May 31, 2012
Furniture and equipment	$34,004	$-
Less: Accumulated depreciation and amortization	(1,839)	-
Total property and equipment, net	$32,165	$-

5. INTANGIBLE ASSETS, NET

The components of all intangible assets were as follows:

	September 30, 2012	May 31, 2012
Content Delivery Asset	$207,194	$-
Less: Accumulated amortization	-	-
Total intangible assets, net	$207,194	$-

6. OTHER ASSETS

The Company recorded $165,662 debt issuance cost as other assets from the issuance of convertible promissory note payable to Stuart Subotnik of $240,000 and will be amortized over the term of the note to interest expense.

7. NOTES PAYABLE, NET OF DISCOUNTS

Notes payable consist of the following:

	September 30,	May 31,
	2012	2012
	(Unaudited)
Note payable to Coventry Capital, LLC, net of discounts	$900,000	$350,000

Note payable to Stuart Subotnik, net of discounts	100,816	—
Other note payable, net of discounts	41,854	53,583

Coventry Capital, LLC Note

As of September 30, 2012 and May 31, 2012, the Company issued a total of $900,000 and $350,000 convertible note payable to Coventry Capital, LLC, respectively. This note payable has a beneficial conversion features and the company recorded the intrinsic value as interest expense on the date of issuance.

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

THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

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

The Company has recorded all the discounts as interest expense since the note is due in demand by the note holder.

Stuart Subotnik Note

On September 10 2012, the Company issued a total of $240,000 convertible note payable to Stuart Subotnik and recorded a discount of $139,184. This note is issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and exercise price is $0.30. The Company accounted the warrant as debt issuance costs as described in note 6.

This convertible promissory note and unpaid interest are payable upon the earlier of i) at any time after three year anniversary of the issue date of this note at the written request of the holder to the company; ii) when, upon or after the occurrence of an event of default. The note carry an interest rate of 8% per annum (simple interest).

At any time on or before the maturity date, the holder, at its sole discretion may elect to have all or part of the principal and the accrued and unpaid interest thereon, converted into a number of shares of common stock of the Company. The conversion price is $0.30 per share.

At any time which the VWAP for the common stock is $1.00 or greater for a period of twenty consecutive trading days, then at the election of the Company in its sole discretion may elect to convert all of the outstanding amount of principal and accrued interest into shares of the common stock at $1.00.

NOTE 8 – DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or conversion features with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes issued during the third quarter of this year contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.17% and (iv) expected term of 1 year.  Based upon this model, the Company determined an initial value of $139,184.

THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 9 - CONTINGENCIES

On December 19, 2011, DDLLC entered into two promissory notes with an accredited investor pursuant to which the Company issued two 14% convertible promissory notes (the "Notes") in the aggregate principal amount to advance of up to $280,000 to the Company. The Company has only received $118,000 of the agreed to $280,000.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a six-month term due June 16, 2012 and are convertible by the holder into Common Stock of a contemplated merger or acquisition and a subsequent newly formed company ("Acquireco") at a price of $0.10 per share. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 10 days' written notice without penalty. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date of June 16, 2012, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted. While any amount of the Note is outstanding, the borrower is obligated to the covenants of (i) paying no dividends or other distributions of any shares of common or preferred stock; (ii) borrower will provide prompt notice of any material adverse event affecting the borrower; and (iii) borrower shall make in a timely manner all payments due and not reasonable disputed.

The Company is in default of these agreements because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. The Company during July 2012 tried to begin negotiations with the investor however has been unsuccessful in contacting the investor to date. The Company has recorded the contingent liability of $136,085 to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes. $162,000 and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved, however, the Company has accrued the most likely amount to be settled with the investor.

NOTE 10 - COMMON STOCK

On July 31, 2012 (the "Closing Date"), The Digital Development Group Corp., a Nevada corporation (the "Registrant," or "Company"), closed a voluntary share exchange transaction with Digitally Distributed Acquisition Corp., a Delaware corporation ("DDAC") and the shareholders of DDAC ("Selling Shareholders") pursuant to a Share Exchange Agreement dated as of July 31, 2012 (the "Exchange Agreement") by and among the Company, DDAC, and the Selling Shareholders.

In accordance with the terms of Exchange Agreement, on the Closing Date, the Registrant issued 20,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of DDAC (the "Exchange Transaction"). As a result of the Exchange Transaction, the Selling Shareholders acquired 21.39% of our issued and outstanding common stock, DDAC became our wholly-owned subsidiary, and the Registrant acquired the business and operations of DDAC. Immediately after the Exchange Transaction, the Registrant had 93,500,000 shares of common stock issued and outstanding.

In connection with the closing of the previously announced Share Exchange Agreement dated as of July 31, 2012 by and among The Digital Development Group Corp. (the “Company”), Digitally Distributed Acquisition Corp. (“DDAC”), and the shareholders of DDAC, the Company cancelled a total of 37,550,000 shares of Company common stock effective as of September 10, 2012.

NOTE 11 – SHARE-BASED COMPENSATION

The Company records stock-based compensation expense related to stock options and stock incentive plans in accordance with ASC 718, “Compensation – Stock Compensation.”  The Company adopted a stock incentive plan on September 14, 2012. The options granted in September 2012 generally vest quarterly over a one to two year period beginning on the grant date.  Options granted under the plans are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years.  During the nine months ended September 30, 2012, the Company granted 2,400,000 stock options under the 2012 stock incentive plan.  During the nine months ended September 30, 2012, no stock options were forfeited and stock option expense is recorded because the stock option will begin to vest in December 14, 2012 at quarterly basis.

THE DIGITAL DEVELOPMENT GROUP CORP.

(formerly Regency Resources, Inc.)

(Pre-exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 12 – EQUITY-BASED COMPENSATION

On August 1, 2012, the Company issued 500,000 shares of the Company’s common stock to an unrelated party in consideration of the legal services received.

NOTE 13 – SUBSEQUENT EVENT

On November 6, 2012, The Digital Development Group Corp., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (“SPA”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd (the “Purchaser”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures (the “Debentures”) and Series A Preferred Stock (“Series A Preferred Stock”) at a price of $10,000 per Debenture or share of Series A Preferred Stock. The closing of the transactions contemplates the fulfillment of certain closing conditions, including the effectiveness of a registration statement covering the shares of common stock into which the Debentures or Series A Preferred Stock may be converted, and that a certain level of trading volume is met and certain Equity Conditions (as defined in the Certificate of Designations) are met.

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

Regency Resources was a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. On February 15, 2007 l Regency Resources purchased a 100% interest in the Mara Gold Claim (the “Mara Claim”) from The Mara Group LLC., an unrelated company, for $7,000. The Mara Claim consists of one 8 unit claim block containing 122.5 hectares (approximately 307 acres) located about 20 km North West of the city of Suva, in the Republic of Fiji. The Mara Claim is a gold exploration project.

On July 1, 2008, Regency Resources acquired a 100% interest in the La Trinidad Gold Claim (the “La Trinidad Claim”) from an unrelated mineral exploration company, Kalibo Resources Inc., for the sum of $5,000. The La Trinidad Claim, a gold exploration project, covers approximately 94.5 hectares (233.5 acres) located 45 kilometers North East of the city of Lingayen in the Republic of the Philippines. The ‘La Trinidad Claim’ and the “Mara Claim” are sometimes referred to herein collectively as the “Regency Claims”

We have not earned any revenues to date and we have incurred losses since inception. Our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations. There can be no assurance we will be able to raise this capital. We do not anticipate earning revenues until such time as we commercially launch our digital distribution aspect of Digital Development. We are presently in the pre distribution stage of our business and we can provide no assurance that we will be able to commercially exploit our programming and if we do that we will be successful,. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise adequate l funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

We had preliminary discussions with potential business combination partners, and on July 31, 2012, we successfully completed our voluntary share exchange with DDAC as further described below.  . On April 10, 2012, the Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company was to acquire all of the shares of outstanding capital stock of DDAC in exchange for the issuance of a certain ownership interest in the Company to the shareholders of DDAC, which was consummated July 31, 2012 and a Super 8K was filed.

Overview of Business Subsequent to July 31, 2012

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

Comparison of Three Months Ended September 30, 2012 and September 30, 2011 and from January 25, 2012 to September 30, 2012

Since the Company completed a reverse merger in July 31, 2012 and the accounting acquirer (DDAC) inception date is January 25, 2012, there is no comparison for the same period in prior year.

Net revenue for the three months ended September 30, 2012 was $0 since the Company is still in development stage.

Operating expense for the three months ended September 30, 2012 were $1,459,517 and from January 25, 2012 (date of inception) to September 30, 2012 were 2,009,816. The expense from inception to September 30, 2012 is mainly consisted of $435,000 share based compensation, $561,828 from interest expense derived from beneficial conversion feature of new note, $136,085 interest expense in contingencies, and the remaining from payroll expense and daily operating expense for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since inception Regency Resources raised the capital through private placements of common stock as follows:

Since inception, on April 15, 2007 the officers and directors of the Company completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 49,500,000 shares of common stock were sold at the price of $0.001 per share to raise $1,650. On October 31, 2008 Regency Resources completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 24,000,000 common shares were sold at the price of $0.05 per share to raise $40,000.

As of September 30, 2012, we had cash of $29.585 and working capital deficit of $1,115,090. The Company issued a total of $1,192,026 from note payable from January 25 (date of inception) to September 30, 2012.

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

From January 25, 2012 (date of inception) to September 30, 2012, net cash used from operations was $921,243.  The use was primarily due to net operating losses of $2,009,816 and offset by non cash expense of $1,134,752.

From January 25, 2012 (date of inception) to September 30, 2012, net cash used in investing activities was $241,198.  The use was primarily due to purchase of equipment of $34,004 and intangible assets of $207,194.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of September 30, 2012, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended September 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in Digital’s internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Digital’s internal control over financial reporting. Nevertheless, management will have to introduce the above mentioned changes in internal control and procedures to protect Digital’s assets.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Company’s Letter of Intent with DDAC dated April 10, 2012, between April 10, 2012 and September 30, , 2012, an aggregate of $900,000 was advanced to DDAC and DDG  in accordance with our form of Convertible Promissory Note (the “Convertible Notes”). The funds for said advances were provided to the Company in exchange for our issuance of the Convertible Notes to the holder. Per the Company’s direction as set forth in the Convertible Notes, the funds were advanced directly to DDAC and after July 31, 2012 to DDG. The Convertible Notes bear interest at a rate of one percent (1%) per month until the Closing Date, and thereafter, at three percent (3%) per annum. The Convertible Notes are payable by the Company to the holder on demand at anytime following the Closing Date. The Convertible Notes may be converted into shares of the Company’s common stock, at the option of the holder, at the lower of $0.50 per share or the price per share at which shares of capital stock of the Company are sold in any financing occurring within twenty four (24) months after Closing.  The issuance of the Convertible Notes to the holder was exempt from registration in reliance upon Regulation D of the Securities Act as the holder is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act. In addition, on September 11, 2012 the Company issued a Convertible Promissory Note to Stuart Subotnick an un-affiliated entity in the amount of $240,000.  The Note is convertible into equity at the rate of $0.30 per share and additionally a warrant to purchase an additional 800,000 shares at $0.30 per share.  The share price is subject to change under certain financing conditions.  The use of proceeds for all money raise was for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) (3) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: November 19, 2012	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)