Form 10-Q/A
period 2012-09-30
Digital Development Group Corp
filed 2012-12-04
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 1, 2012: 55,450,000 common shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*Filed with Form 10-Q on November 19, 2012.

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

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: December 4, 2012	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4