Form 10-K
period 2012-12-31
Digital Development Group Corp
filed 2013-07-15
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No. 000-53611

THE DIGITAL DEVELOPMENT GROUP CORP. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0515726 (I.R.S. Employer Identification No.)
6630 West Sunset Blvd., Los Angeles, California (Address of principal executive offices)	90028 (Zip Code)
(800) 783-3128 Registrant's telephone number
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       . No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       . No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X .  No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       . No   X .

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.68 per share), was approximately $16,320,000.  Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who were a 10% stockholder and the number of shares held by such person as of June 30, 2012 is based on the information provided to the Company in connection with the filing of its Form 8K dated August 6, 2012.

As of July 15, 2013, there were 62,118,383 shares of the registrant's common stock outstanding.  The common stock is the registrant's only class of stock currently outstanding.

Table of Contents

Table of Contents

EXPLANATORY NOTE

In this report, unless the context indicates otherwise, the terms "DDG," "Company," the “Registrant,” "we," "us," and "our" refer to The Digital Development Group Corp., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act." These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

These risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1.  BUSINESS

Background

Exchange Transaction

The Company was organized under the laws of the State of Nevada on December 11, 2006 for the purpose of acquiring and developing mineral properties. The Company was unable to generate any revenues from its business operations and unable to raise additional funds to implement its operations. As a result, on July 31, 2012 (the “Closing Date”), the Company closed a voluntary share exchange transaction with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”) and the shareholders of DDAC (“Selling Shareholders”) pursuant to a Share Exchange Agreement dated as of July 31, 2012 (the “Exchange Agreement”) by and among the Company, DDAC, and the Selling Shareholders.

In accordance with the terms of Exchange Agreement, on the Closing Date, the Registrant issued 20,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of DDAC (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 21.39% of our issued and outstanding common stock, DDAC became our wholly-owned subsidiary, and the Company acquired the business and operations of DDAC. From and after the Closing Date, our primary operations consist of the business and operations of DDAC. In the Exchange Transaction, or reverse acquisition, the Company is considered to be the accounting acquiree and DDAC is the accounting acquirer.  Immediately after the Exchange Transaction, the Company had 93,500,000 shares of common stock issued and outstanding.  In connection with the terms of the Exchange Transaction, certain shares of our common stock were subsequently cancelled.

Prior to the Exchange Transaction, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”).  On August 6, 2012, pursuant to the requirements of Item 2.01(a)(f) of Form 8-K, the Company filed a Form 8-K (the “Super 8-K”) with the Securities and Exchange Commission containing the information that would be required if the Registrant were filing a general form for registration of securities on Form 10 under the Exchange Act, for the Registrant’s common stock, which is the only class of its securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Exchange Transaction.  A more detailed description of the Exchange Transaction, and the transactions contemplated thereunder, may be found in the Super 8-K.

DDAC Transaction

On July 31, 2012, DDAC acquired from Digitally Distributed, LLC, a Delaware limited liability company (“DDLLC”), certain tangible and intangible property including certain intellectual property related to a web-based multi-tiered billing infrastructure and to software and other means of syndicating and encoding media content, in exchange for the issuance by DDAC to DDLLC of 13,500,000 shares of DDAC common stock pursuant to a subscription agreement by and between DDAC and DDLLC dated July 31, 2012. DDAC’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand (“VOD”) services by connecting to users’ internet protocol (“IP”) services. DDAC’s technology will help content owners distribute and monetize their products by delivery to OTT devices.

OTT Market & Strategy

We are focused on the opportunity presented by OTT content, which is defined as the online delivery of video and audio to consumer devices without the Internet Service Provider (“ISP”) being involved in the control or distribution of the content itself.

OTT content is a fast growing market and one that we believe presents opportunities for technology providers that can power the necessary infrastructure. Cisco has forecast that the sum of all video will exceed 91 percent of global consumer Internet traffic by 2014. The Diffusion Group estimates that by the same year, OTT television revenues will reach $5.6 billion. This is supported by such findings as the fact that as of 2009, sixty two percent (62%) of Americans have watched online video on sites such as YouTube and Hulu, and projections that both fixed and mobile broadband subscribers on a global basis will grow from 585 million as of 2009 to more than 1 billion by 2013.

Consumers may access OTT content through a variety of Internet connected devices, ranging from desktop computers to laptops, tablets, televisions with set top boxes from Roku, Google and Apple, smartphones, and gaming consoles including Microsoft’s Xbox, Sony PlayStation and Nintendo Wii. This lends itself to creating additional channels for content consumption, and additional opportunities to repackage and/or repurpose existing intellectual property to maximize its value for the rights holder(s).

We believe that driving visitors to visit dedicated websites or even to tune in to television programming on a fixed broadcast schedule is becoming more difficult and an outdated concept, as consumers are increasingly adopting a mindset of an on-demand model - essentially, getting what they want, when they want it, and not having this dictated to them.

We intend to occupy an attractive and valuable niche as a service provider of digitization services, digital content management solutions, and distribution services. We aim to occupy a space managing the relationships between content owners and the various internet TV platforms.

Industry

According to Internet World Stats, Internet penetration in North America as of 2011 has reached 78.6 percent, with Internet service reaching more than 273 million people. The International Telecommunications Union (“ITU”) reports that as of 2010, there were more than 85.7 million fixed broadband Internet subscriptions in the U.S., ranking it second behind China (with more than 126.3 million fixed broadband subscriptions).

The rise of mobile broadband and proliferation of smartphones, tablets, laptops and other portable devices which can be used for consuming content has provided additional distribution channels and opportunities for repurposing existing content from the owner’s libraries as well as creating brand new content optimized for specific formats and delivery channels. This phenomenon, while most prevalent in developed, consumer-oriented nations, is also permeating into developing nations such as China, which now accounts for nearly 25 percent of the world’s Internet users. As of 2011, 35 percent of the global population is online (up from only 18 percent in 2006), and 45 percent of these users are under age 25, a demographic which historically has spent considerable time online and engaging with digital media. There are 5.9 billion mobile cellular subscriptions, of which more than 1.2 billion are broadband mobile as illustrated below:

Mobile broadband subscriptions have grown 45 percent over the past four years and exceed fixed (wired) broadband subscriptions considerably. Currently, per ITU, 45 percent of the globe has mobile 3G coverage, with 90 percent of the world covered by 2G cellular.

We believe that the opportunity for the Company is global in scale. While the United States is a leader when it comes to producing entertainment content, and that content has strong global appeal (global theatrical film box office sales equaled $32.6 billion in 2011. This increase in revenues is powered by the continuing growth in international markets, up from $22.4 billion in 2010, and increasing despite the fact the North American theatrical box office gross dropped to $10.2 billion in 2011 from $10.6 billion in 2010). The U.S. lags behind many other nations in terms of infrastructure capabilities, particularly with regard to broadband access speeds.

According to the data presented in the following chart from ITU, as of 2011, the U.S. ranked 16th for fixed broadband subscriptions per 100 inhabitants (27.6), trailing much of Scandinavia and some key European and Asian countries, and was ranked 24th for active mobile broadband subscriptions per 100 inhabitants (54.0).

Management understands that with a population exceeding 300 million, the U.S. is larger than other countries ranking higher in the above statistics, but it is Management’s view that the failure to continually invest in and update much of the U.S. telecommunications infrastructure is clearly risking its competitive capabilities as well as potentially limiting revenue opportunities. This is another reason why we are keeping an international perspective regarding potential customers for its technology in the future.

Keys to Success

Management has identified the following as critical to the successful execution of our vision:

·

Leverage Business Contacts: Management has significant experience in both the entertainment and technology industries and will utilize long-standing relationships to secure beneficial deals with strategic technology partners and potential customers.

·

Robust and Scalable Proprietary Solution: We have developed our own proprietary system which is intentionally designed to be scalable and flexible, providing a full-service, seamless integrated content delivery, monetization, billing and administration platform that can serve the needs and budgets of small content providers and enterprise level applications.

·

Access to Significant Original Content Library: We own and have licensed an intellectual property portfolio of more than 10,000 hours of original and legacy content, of which we are in the process of creating niche programming for the “OTT” players, as part of a syndication strategy which will drive revenues for the Company from subscription and ad based models.

·	Experienced Management Team: We have a very capable senior management team with the experience and proven ability to execute in the market.

·

Proven Partners & Technology Flexibility: The Company’s platform was intentionally designed to support multiple media formats, with a backend that supports PHP, .NET, Python, ColdFusion, Ruby, HTML 5 and Flash; utilizes storage solutions provided by industry leaders Amazon Web Services, Mediatemple and Rackspace; and provides automated encoding of video content and allows streaming to all of the popular devices, including Apple’s suite of iPhones and iPads.

Mission Statement

Imagine the ability to deploy any type of media content with robust campaign management to every living room set top box in the world. Package this into one single log-in account and you understand our Company.

Business Opportunity

Netflix - the leading provider of OTT content, delivered over a billion hours of content in the month of June 2012, making it a larger provider of content than any cable company in the United States.

However, Netflix has maintained its focus on studio driven films that are also available on other similar services such as Hulu. Our strategy is not to compete with these other services but offer niche content such as its recently licensed content of the “Something Weird library”. We also offer consumers and content owners the ability to monetize their content in a variety of methods.

Although Netflix and Hulu and similar providers have created a large library of content only a small percentage of has been migrated to OTT platforms. Given current Management’s history and contacts, we believe we are poised to be the leader in providing owners of niche content a robust platform to re-purpose and monetize their content on an international scale.

The “OTT” platforms like Roku, Apple TV, Boxee etc. each require a customized format for the data encryption onto the internet. Facilities may charge upwards of $800 dollars per platform to convert the digital master into the required format.

Currently, content owners are required to pay for all of these conversions in order to get distribution. Many content owners are not interested in making the large upfront investment to take niche content online. This has created the opportunity for our Company.

Business Model

We will use our team of seasoned content acquirers to offer content owners a unique partnership opportunity. We will offer the content owner a transaction whereby the content owner will be able to migrate content to OTT distribution with no upfront expenses and in some cases an advance against future revenues generated by the content.

Products and Services

We have created a proprietary solution which is capable of delivering high quality OTT content across multiple platforms, and handling all billing and administrative functionality, including reporting, analytics and integrated digital rights management. Our first “channel” was launched in December 2012.

Monetization methods supported by the platform include(s):

·	Paid Subscriptions (supporting credit card payments, PayPal, etc.)
·	Pay-Per-View (PPV)
·	Free & VIP Subscriptions
·	Discounts & Coupons
·	Video Ads in Any Format
·	Interactive Product Placement
·	SMS Competitions and Donations
·	Differentiated Pricing

We give the power back to the content owner, as well as empower the consumers, and create a symbiotic direct-to-consumer relationship for the content owners/distributors without the involvement of other middlemen (such as ISPs or network operators) which can devalue content. Unlike the Netflix model, which essentially has a “one price fits all” mentality, our technology allows complete personalization of content delivery based on various factors. For example, on Valentine’s Day any content classified as “love interest” can be priced at special rates, or content can be designated for special promotions or even given freely to certain audience segments while others are billed for viewing.

Live, up-to-date reporting provides the content owners with important controls and metrics including:

o	Social media engagement
o	Video analytics
o	Financial reporting
o	Content syndication analysis
o	Digital Rights Management (DRM)
o	Agnostic billing system (ties into any 3rd party solution)

We offer a proprietary secured billing application that can either “plug and play” into any existing customer billing solution or serve as a stand-alone product offering micro-payment capabilities; the ability to track and confirm orders in a real time environment; and utilize other third party billing applications such as PayPal.

Click to Buy Video Media Store Application

One of the “holy grails” for internet-delivered content has been the potential to create impulse buying opportunities for consumers when they view products featured in the online programming. This notion of “click to buy” has certainly been previously attempted, but when handled poorly tends to turn off consumers, who often wish to engage in the passive activity of simply watching their favorite film, television or other programming uninterrupted and without constant “calls-to-action” cluttering the screen. We are developing a “widget” that will enable impulse buying without overly engaging or distracting the consumer; the consumer will have the control to turn on or off this feature, which when activated, provides the customer with a personalized shopping experience. The system is intended to provide insight into consumer behavior and preferences, which may also be utilized to drive more relevant advertising and commerce opportunities.

We are in active discussions with top online retailers that deliver a wide variety of consumer products which can be readily linked to form tags embedded in the content delivered over its system. Our proprietary billing system is scalable and can interface with the retailers’ own customer billing systems, creating a seamless and effortless experience that does not detract from the user’s viewing pleasure.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. We will use a combination of patent, trademark, copyright and trade secret laws and confidential agreements to protect our proprietary intellectual property. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Sales

We intend to use internal resources combined with commission based consultants to identify, negotiate and contract for content. Our sales team, led by our Chief Executive Officer, Martin Greenwald, has decades of experience in securing the distribution rights for content. We believe that our experienced and qualified sales force is crucial in the success of the Company and we believe that past success in securing these rights indicates a bright future. At this time, we have not achieved any sales.

Employees

The Company currently has 14 full time employees, all of whom have contracts and signed confidentiality agreements.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.digidev.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our Code of Ethics is also posted within this section of the website.  The information on our website is not part of this or any other report we file with, or furnish to, the SEC.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and content providers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

·	Effectively developing, using and integrating new technologies;
·	Continuing to develop our technical expertise;
·	Enhancing our engineering and system designs;
·	Developing products that meet changing customer needs;
·	Advertising and marketing our products; and
·	Influencing and responding to emerging industry standards and other changes.

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

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

·	stop selling content or services or using technology that contain the allegedly infringing intellectual property;
·	pay damages to the party claiming infringement;
·	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and
·	attempt to redesign those products or services that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

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

i)	As of December 31, 2012, the Company did not have a separate functioning audit committee.

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

iii)

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

Our common stock is currently traded under the symbol “DIDG” but currently with low volume, based on quotations on the “OTC Markets,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

We may not have the ability to pay our convertible notes when due. The Company has issued convertible promissory notes in March and April 2013 totaling $600,000.  The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. Upon the occurrence of certain events of default (including conditions outside of our control) and upon maturity, the convertible notes may be converted into shares of Company common stock by the note holders, and the conversion prices are at a discount to the then current trading price of our common stock.  If shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders would be diluted.

We do not have the ability to pay the Ironridge arbitration award.  On May 24, 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge in the amount of $850,000 plus attorney fees and costs, and on July 10, 2013 the Arbitrator ruled the interim award to be final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the arbitration award.  Any judgment resulting from the  arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment, and/or cause the Company to file for protection under the United States Bankruptcy Code or similar proceedings which could cause all the shareholders to lose the entire value of their investment in the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

 Our corporate offices are located at 6630 West Sunset Blvd., Los Angeles, California 90028, where we lease approximately 5,000 square feet of office space. The lease term, which began on July 1, 2012, expires on November 15, 2013, and the average monthly rental payment including utilities and operating expenses for the facility is approximately $5,935 per month. We believe the leased office space is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3.  LEGAL PROCEEDINGS

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  Subsequent to the termination, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents.  On May 24, 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator ruled the interim award to be final, awarded Ironridge an additional $110,168 in attorneys’ fees and costs The Company does not have adequate cash to pay the arbitration award.  Any judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “DIDG”.  The table below lists the high and low closing prices per share of our common stock since our stock was first traded on April 5, 2012 through December 31, 2012, as quoted on the OTC Markets and the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”). Prior to that time, there was no public market for our common stock.

For The Year Ended December 31, 2012	High	Low
Fourth Quarter (October 1, 2012 to December 31, 2012)	$0.43	$0.09
Third Quarter (June 30, 2012 to September 30, 2012)	$0.87	$0.23
April 5, 2012 to June 30, 2012	$1.35	$0.45

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

As of March 29, 2013, there are approximately 37 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Recent Sales of Unregistered Securities

None, except as previously reported in our Quarterly Reports on Form 10Q or Current Reports on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 14, 2012, our board of directors approved the adoption of The Digital Development Group Corp. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan is intended to aid The Digital Development Group Corp. (the “Company”) in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2012 Plan is administered by the board of directors. Directors, employees and consultants of the Company and its affiliates are eligible to participate under the 2012 Plan. A total of 4,400,000 shares of common stock have been reserved for awards under the 2012 Plan. The summary of the 2012 Plan described above is qualified in its entirety by reference to the 2012 Plan which is filed as an exhibit to this Annual Report.

On January 3, 2013, our board of directors approved the adoption of The Digital Development Group Corp. 2013 Equity Incentive Plan (the "2013 Plan”). The 2013 Plan is intended to aid The Digital Development Group Corp. (the “Company”) in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan. A total of 3,700,000 shares of common stock have been reserved for awards under the 2013 Plan. The summary of the 2013 Plan described above is qualified in its entirety by reference to the 2013 Plan which is filed as an exhibit to this Annual Report.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2012 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	None	None
Equity Compensation Plans Not Approved By Security Holders	3,370,000	$0.43	1,030,000

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." below.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.  See "Forward-Looking Statements," above.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein refer to our operating subsidiary, Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”). Our Company purchased DDAC on July 31, 2012. We have no operations other than those of DDAC. Information with respect to our Company’s nominal operations prior to the acquisition of DDAC is not included herein.

Results of Operations

Revenues

Our Company had no revenues for the period from January 25, 2012 (inception) to December 31, 2012.  Our activities to date have been primarily centered on establishing relationships with our content suppliers and purchasing content, recruiting personnel, further development of our technology platform, and launching our internet TV channels. Going forward, we plan to continue to purchase content and launch channels. While we are optimistic about the prospects for our Company, since this is a relatively new service offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when our services will generate sufficient revenues with adequate margins in order for our Company to be profitable.

Cost of goods sold

Cost of goods sold totaled $0 for the period from January 25, 2012 (inception) to December 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,841,753 for the period from January 25, 2012 (inception) to December 31, 2012. Included in these expenses were payroll and related expenses of $670,805, stock based compensation expense totaled $345,386, while professional expenses totaled $235,664.

Interest expense

Interest expense totaled $682,554 during the period from January 25, 2012 (inception) to December 31, 2012. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Gain on derivative liability

Gain on derivative liability totaled $848,990 during the period from January 25, 2012 (inception) to December 31, 2012. The gain was mainly related to the decrease in fair value of the derivative liability which was the result of a decline in our stock prices.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2012, our Company had cash totaling $831, current assets totaling $333,808 and total assets of $723,593. We had total liabilities of $983,888, contingencies of $143,488 and working capital deficit of $650,080. Stockholders’ deficit totaled $403,783.

Net cash used in operating activities was $1,360,342 for the period from January 25, 2012 (inception) to December 31, 2012. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception.

Net cash used in investing activities was $303,442 for the period from January 25, 2012 (inception) to December 31, 2012. The net cash used in investing activities was mainly attributable to developing our web-site and purchase of equipment.

Net cash provided by financing activities was $1,664,616 for the period from January 25, 2012 (inception) to December 31, 2012. The net cash provided by financing activities was mainly attributable to proceeds from the sale of convertible notes.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2012.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond relatively insignificant expenditures for office furniture and information technology related equipment as we add employees to our Company.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include those related to the allowance for doubtful accounts; valuation of inventories; valuation of goodwill, intangible assets and property and equipment; valuation of stock based compensation expense, the valuation of warrants and conversion features; and other contingencies.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.

The following is a discussion of certain of the accounting policies that require management to make estimates and assumptions where the impact of those estimates and assumptions may have a substantial impact on our financial position and results of operations.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years.  Purchased intangible assets determined to have indefinite useful lives are not amortized.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes:

We account for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities, determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  In addition, FASB guidance requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

We review the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Stock Based Compensation:

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the Consolidated Statement of Operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

See “Note 1 – Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of Part II of this report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of the year ended December 31, 2012, nor do we have any as of the date of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included beginning on page F-1 of this report:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, our disclosure controls were not effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of December 31, 2012, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the

Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position	Since
Martin W. Greenwald	71	Chairman, Chief Executive Officer, Interim Chief Financial Officer	2012
Joe Q. Bretz	37	President, Director	2012
David Altshuler	64	Corporate Secretary	2012
Alex Frejrud	34	Chief Creative Director	2012
Richard Verdoni	44	Chief Technology Officer	2012

Martin W. Greenwald, Chairman, Chief Executive Officer, Interim Chief Financial Officer

Mr. Greenwald has been our Chairman, Chief Executive Officer and Interim Chief Financial Officer since June 28, 2012.  Mr. Greenwald has extensive experience with licensing content in the entertainment industry. Mr. Greenwald is currently the Chairman of the Board and Chief Executive Officer of DDAC, positions he has held since January 25, 2012, and Chairman of the Board and Chief Executive Officer of Public Media Works Inc. (which is currently in reorganization under Chapter 11 of the bankruptcy code), positions he has held since August 2010. Mr. Greenwald previously served as Chairman of the Board of Image Entertainment, Inc. (“Image”) (OTCQB:DISK), a position he held from 1981 through 2010. From 1981 to 2008, Mr. Greenwald also served as President and Chief Executive Officer of Image where he helped lead operations focused on laserdisc and DVD content production, development and acquisition.

Mr. Greenwald has been a guest lecturer at the USC Marshall School of Business and UCLA Anderson School of Management, and has been a guest speaker or panelist at numerous home video entertainment events. From 1990 to 1998, Mr. Greenwald served on the board of directors of The Entertainment Industry Foundation. He has been honored with the Visionary Award from the Entertainment AIDS Alliance, has served as director of the Permanent Charities Committee of the Entertainment Industries, and is an active supporter of Cedars Sinai Hospital’s United Hostesses Charities and Didi Hirsch Community Mental Health Centers. Mr. Greenwald is a graduate of Fairleigh Dickinson University. We believe that Mr. Greenwald’s extensive business experience in the media and entertainment industry will aid the Company in achieving its business objectives.

Joe Q. Bretz, Director, President

Mr. Bretz has been a director and our President since April 25, 2012.  Internet and technology entrepreneur as well as a producer of film, television, and music videos, Joe Q. Bretz gained public recognition in 2002 with his revolutionary direct-to-hard disc production of the California Music Awards’ 25th Anniversary Show. Since that breakthrough in post-production, Mr. Bretz has built a multi-faceted resume including unique and notable music, television and feature-film projects, as well as Internet initiatives. Originally from Milwaukee, Wisconsin, Mr. Bretz relocated to the West Coast where he was a consultant for a number of tech companies with a focus on digital-media content delivery. He has also worked closely with NASDAQ-listed businesses, including Progressive Gaming Company, in creating innovative multi-media approaches to strategic marketing campaigns. From 2002 to 2009, Mr. Bretz was the managing partner of Q-Black Media, participating in managing a private investment fund of over $20 million that incubated numerous successful Internet and media-related start-ups; supervising an in-house production staff of graphic designers and broadcast editors; and managing a series of real-estate and nightclub holdings. In addition, Mr. Bretz created marketing and promotional alliances within the NFL and MLB that utilized the star power of the players for various video production and web-casting events. Some of Mr. Bretz’s other notable credits include producing the music-video special “Smash Mouth - Live from the Fillmore,” featuring the multi-platinum band; the HBO rock-concert series “Reverb”; and the Rob Schneider feature-film “The Chosen One.” He also established Sound Byte Music Management. As president of the Company, Mr. Bretz brings his wide-ranging experience and expertise in digital-rights management along with his understanding of multiple ways to exploit the various revenue streams of intellectual property.

David Altshuler, Corporate Secretary

Mr. Altshuler has been our Corporate Secretary since June 28, 2012.  Mr. Altshuler is an attorney who has practiced since 1973 and has operated a solo practice from 1987 to the present. His solo practice focuses on representing and counseling entrepreneurial clients and small to mid-cap companies in various industries and market sectors, including wireless communications, wireless device manufacturing, manufacturing, distribution, warehousing, logistics, entertainment, secured lending, and real estate construction. He also assists with the re-structuring of financially challenged businesses. From 1985 to 1986, Mr. Altshuler was general counsel and chief operating officer of a Budget Rent-A-Car franchisee. From 1983 to 1984, Mr. Altshuler was general counsel and chief operating officer for Style Companies, Ltd., a small, growth oriented multi-national clothing manufacturing company. He was previously a tax partner with the Cohen & Ziskin law firm from 1981 to 1983. Mr. Altshuler received a B.A. in Social Science from the University of California, Irvine in 1970, a J.D. from California Western School of Law in 1972, and an L.L.M. in Taxation from New York University School of Law in 1973. Mr. Altshuler’s broad legal experience is expected to provide the Company with beneficial legal perspectives regarding the Company’s operations and regulatory compliance.

Mr. Alex Frejrud, Chief Creative Director

Mr. Frejrud has been our Chief Creative Director since July 18, 2012.  Mr. Frejrud has an extensive background as a telecommunications engineer, film editor, music producer and new media consultant. Since 2008, Mr. Frejrud has been the president and director of The Glampire Group. Mr. Frejrud has been the driving force behind various successful startups. In 2004, he co-founded the award-winning social network Trig.com. He followed up in 2008 with the establishment of the Glampire Group, consisting of Glampire Media, Glampire Mobile and Glampire Mobile-Label. As director and president of The Glampire Group, he has worked with a number of renowned record labels, fashion brands, corporations, websites, and movie production companies, enhancing their media profiles, visibility, viral marketing, and connectivity of clients including BMW, MySpace, H&M, Sony, EMI, and Universal Studios. Mr. Frejrud was raised and educated in Sweden and has an engineering degree in telecommunications, sound and interactive media.

Mr. Richard Verdoni, Chief Technology Officer

Mr. Verdoni has been our Chief Technology Officer since May 8, 2012.  With his training, experience and international perspective, Richard Verdoni brings great value and talent to the position of Chief Technology Officer for the Company. He has devoted his career to technology development and progress, starting with a four-year stint as a U.S. Naval photographer that gave him the opportunity to learn about various multi-media innovations, including advanced imaging protocols. His studies continued at the University of Michigan with a focus on Art and Computer Science. Subsequently, he became involved in the Silicon Valley boom of the 1990’s, notably as an associate producer for a third-party video game developer in conjunction with the Atari Corporation. His various accomplishments included new methods for rotoscoping, sprite development and color computation. He went on to consult for DIVATV, an SRI spin-off, which was eventually sold to Comcast and was one of the first adopters of IPTV. At that time, Mr. Verdoni was instrumental in providing new methods for VOD content delivery. DIVATV was eventually sold to Comcast. In search of new challenges, Mr. Verdoni partnered with Joe Q. Bretz on several different, successful multi-media start-ups and web-design businesses which have serviced and developed applications for hundreds of clients over the past fifteen years. In 2006, Mr. Verdoni moved to Mexico City, where he and Mr. Bretz opened up an office and continued to develop emerging technologies, focusing on IPTV and multi-media applications. During that time, Mr. Verdoni was engaged as IT consultant to the U.S. State Department's embassy in Mexico City. He recently returned to California where he plans to dedicate his full productive time and energies to furthering the deployment of the Company’s platform and future growth.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended December 31, 2011. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have a nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Of our current directors, either of them is an independent director as defined in the NASD listing standards.

It is anticipated that the Board of Directors will form separate compensation and nominating committees, and appoint members to the audit committee, including an audit committee financial expert.

Audit Committee

Our Board of Directors has established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our Audit Committee is currently vacant, and our Board of Directors performs the services of an audit committee. None of our current or former directors can be considered an “audit committee financial expert.” We will have to attract an individual with the qualification of an audit committee expert to our Audit Committee. At this time, we have not identified such an individual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended December 31, 2011, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o The Digital Development Group Corp., 6630 West Sunset Blvd., Los Angeles, CA, 90028.

Board Leadership Structure and Role on Risk Oversight

Mr. Martin W. Greenwald currently serves as the Company’s principal executive officer and chairman. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Director Qualifications

In evaluating director nominees, our Company considers the following factors:

•

The appropriate size of the Board;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees;

•

Experience with accounting rules and practices; and

•

The nominees’ other commitments.

Our Company’s goal is to assemble a Board of Directors that brings our Company a variety of perspectives and skills derived from high quality business, professional and personal experience.  Other than the foregoing, there are no stated minimum criteria for director nominees.  Specific talents and qualifications that we considered for the members of our Company’s Board of Directors are as follows:

•

Mr. Greenwald has extensive prior public company experience as well as industry experience and experience with content licensing.  As the former Chief Executive Officer of Image Entertainment Inc., Mr. Greenwald oversaw its growth to over $120 million in revenues.

•

Mr. Bretz has extensive experience in the entertainment industry, and experience with building brands and technology companies.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Code of Ethics

On July 31, 2012, our Board of Directors adopted an Amended and Restated Code of Ethics (the “Code”). Our Code embodies our commitment to ethical principles and sets forth the responsibilities of the Company and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues and applies to our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer of the Company. A copy of our code of ethics will be provided to any person without charge, upon written request sent to us at our offices located at 6630 Sunset Blvd., Los Angeles, California, 90028.

ITEM 11.   EXECUTIVE COMPENSATION

Board Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation - Executive Officers

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Non-Qual.
							Deferred
				Stock	Option	Non-equity	Compens.	All Other
		Salary	Bonus	Awards	Awards	Incentive	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	Comp ($)	($)	($)	($)

Martin Greenwald	2012	0	0	0	245,260	0	0	0	245,260
	2011	0	0	0	0	0	0	0	0
(1) CEO/Interim CFO/Director

Joe Q. Bretz	2012	0	0	0	245,260	0	0	0	245,260
	2011	0	0	0	0	0	0	0	0
(2) President

(1)

Mr. Greenwald was appointed as our Company’s Chief Executive Officer and Interim Chief Financial Officer on June 28, 2012.

(2)

Mr. Bretz was appointed as our President on April 25, 2012.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the year ended December 31, 2012.  The option award amounts were calculated in accordance with generally accepted accounting principles concerning share based payments.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Please see the section entitled “Employment Agreements” below for a discussion of management compensation in the event of a termination of employment or change in control of the Company.

Employment Agreements

Our wholly-owned subsidiary, DDAC, entered into employment agreements with Messrs. Joe Q. Bretz, Martin W. Greenwald, Richard Verdoni and Bruce Venezia, each effective May 1, 2012 (the “Effective Date”) (each a “DDAC Employment Agreement,” and together the “DDAC Employment Agreements”). The following are summaries of the DDAC Employment Agreements with the above-mentioned officers and directors.

Martin W. Greenwald

DDAC entered into a DDAC Employment Agreement with Mr. Martin W. Greenwald effective May 1, 2012, pursuant to which Mr. Greenwald will serve as a member of DDAC’s Board of Directors and as Chief Executive Officer of DDAC. The term of Mr. Greenwald’s appointment commences on the Effective Date and terminates on April 30, 2015 (the “Term”). Mr. Greenwald’s annual salary is $10,000 per month from the Effective Date to April 1, 2012. Commencing April 1, 2012, Mr. Greenwald’s annual compensation is $250,000 payable in periodic installments in accordance with DDAC’s standard payroll practices. In addition, Mr. Greenwald shall be entitled to be paid $50,000, representing deferred compensation accrued from the Effective Date, upon successful completion or one or more transactions resulting in DDAC realizing $3,000,000 of capital through a sale of DDAC’s securities and/or debt. Mr. Greenwald shall also be entitled to be paid an incentive bonus, in cash, equal to one percent (1%) of DDAC’s gross revenues during each calendar quarter. In addition, Mr. Greenwald shall be entitled to participate in certain employer benefit plans, including any qualified retirement plans, deferred compensation plans, stock option and incentive plans, life insurance plans, disability income plans, retirement plans, vacation plans and medical reimbursement plans, if and when adopted by DDAC. DDAC may terminate Mr. Greenwald’s employment for cause effective immediately by a vote of 66 2/3% of the Board of Directors of DDAC. “Cause” constitutes any act committed by Mr. Greenwald against DDAC or any of its affiliates which involves fraud, willful misconduct, gross negligence or insubordination; or the commission by Mr. Greenwald of, or indictment for, a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud. Mr. Greenwald’s employment can be terminated without cause upon not less than fifteen (15) days prior written notice.

If Mr. Greenwald’s employment is terminated for any reason during or upon expiration of the Term, DDAC shall pay or provide to Mr. Greenwald (i) any earned but unpaid salary; (ii) accrued bonuses earned but not yet paid; (iii) any unpaid expense reimbursements; (iv) any accrued but unused vacation; and (v) any unvested benefits under DDAC’s employer benefit plans (collectively, the “Greenwald Accrued Compensation”). In the event of termination of Mr. Greenwald’s employment without cause, DDAC shall provide Mr. Greenwald, in addition to the Greenwald Accrued Compensation, continuation of Mr. Greenwald’s salary and continuation of any executive health and group health benefit plans in accordance with federal law (the “Greenwald Termination Benefits”). The foregoing Greenwald Termination Benefits shall continue for a period of time equal to the longer of (a) the remainder of the Term or (b) twelve (12) months from the effective date of termination.

Joe Q. Bretz

DDAC entered into a DDAC Employment Agreement with Mr. Joe Q. Bretz effective May 1, 2012, pursuant to which Mr. Bretz will serve as President of DDAC. The term of Mr. Bretz’s appointment commences on the Effective Date and terminates on April 30, 2015 (the “Term”). Mr. Bretz’s annual compensation is $250,000 payable in periodic installments in accordance with DDAC’s standard payroll practices. Mr. Bretz shall also be entitled to be paid an incentive bonus, in cash, equal to one percent (1%) of DDAC’s gross revenues during each calendar quarter. In addition, Mr. Bretz shall be entitled to participate in certain employer benefit plans, including any qualified retirement plans, deferred compensation plans, stock option and incentive plans, life insurance plans, disability income plans, retirement plans, vacation plans and medical reimbursement plans, if and when adopted by DDAC. DDAC may terminate Mr. Bretz’s employment for cause effective immediately by a vote of the Board of Directors of DDAC or by the Chief Executive Officer of DDAC. “Cause” constitutes any act committed by Mr. Bretz against DDAC or any of its affiliates which involves fraud, willful misconduct, gross negligence or insubordination; or the commission by Mr. Bretz of, or indictment for, a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud. Mr. Bretz’s employment can be terminated without cause upon not less than fifteen (15) days prior written notice.

If Mr. Bretz’s employment is terminated for any reason during or upon expiration of the Term, DDAC shall pay or provide to Mr. Bretz (i) any earned but unpaid salary; (ii) accrued bonuses earned but not yet paid; (iii) any unpaid expense reimbursements; (iv) any accrued but unused vacation; and (v) any unvested benefits under DDAC’s employer benefit plans (collectively, the “Bretz Accrued Compensation”). In the event of termination of Mr. Bretz’s employment without cause, DDAC shall provide Mr. Bretz, in addition to the Bretz Accrued Compensation, continuation of Mr. Bretz’s salary and continuation of any executive health and group health benefit plans in accordance with federal law (the “Bretz Termination Benefits”). The foregoing Bretz Termination Benefits shall continue for a period of time equal to the lesser of (a) the remainder of the Term or (b) six (6) months from the effective date of termination.

Richard Verdoni

DDAC entered into a DDAC Employment Agreement with Mr. Richard Verdoni effective May 1, 2012, pursuant to which Mr. Verdoni will serve as Chief Technology Officer of DDAC. The term of Mr. Verdoni’s appointment commences on the Effective Date and terminates two (2) years from the Effective Date (the “Term”). Mr. Verdoni’s annual compensation is $150,000 payable in periodic installments in accordance with DDAC’s standard payroll practices. Mr. Verdoni shall also be entitled to be paid an incentive bonus, in cash, equal to one half percent (0.05%) of DDAC’s gross revenues during each calendar quarter. In addition, Mr. Verdoni shall be entitled to participate in certain employer benefit plans, including any qualified retirement plans, deferred compensation plans, stock option and incentive plans, life insurance plans, disability income plans, retirement plans, vacation plans and medical reimbursement plans, if and when adopted by DDAC. DDAC may terminate Mr. Verdoni’s employment for cause effective immediately by a vote of the Board of Directors of DDAC or by the Chief Executive Officer of DDAC. “Cause” constitutes any act committed by Mr. Verdoni against DDAC or any of its affiliates which involves fraud, willful misconduct, gross negligence or insubordination; or the commission by Mr. Verdoni of, or indictment for, a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud. Mr. Verdoni’s employment can be terminated without cause upon not less than fifteen (15) days prior written notice.

If Mr. Verdoni’s employment is terminated for any reason during or upon expiration of the Term, DDAC shall pay or provide to Mr. Verdoni (i) any earned but unpaid salary; (ii) accrued bonuses earned but not yet paid; (iii) any unpaid expense reimbursements; (iv) any accrued but unused vacation; and (v) any unvested benefits under DDAC’s employer benefit plans (collectively, the “Verdoni Accrued Compensation”). In the event of termination of Mr. Verdoni’s employment without cause, DDAC shall provide Mr. Verdoni, in addition to the Verdoni Accrued Compensation, continuation of Mr. Verdoni’s salary and continuation of any executive health and group health benefit plans in accordance with federal law (the “Verdoni Termination Benefits”). The foregoing Verdoni Termination Benefits shall continue for a period of time equal to the lesser of (a) the remainder of the Term or (b) six (6) months from the effective date of termination.

Bruce Venezia

DDAC entered into a DDAC Employment Agreement with Mr. Bruce Venezia effective May 1, 2012, pursuant to which Mr. Venezia will serve as Vice President - Content Acquisition of DDAC. The term of Mr. Venezia’s appointment commences on the Effective Date and terminates two (2) years from the Effective Date (the “Term”). Mr. Venezia’s annual compensation is $60,000 payable in periodic installments in accordance with DDAC’s standard payroll practices. Mr. Venezia shall also be entitled to be paid an incentive bonus, in cash, equal to one half percent (0.05%) of DDAC’s gross revenues during each calendar quarter. In addition, Mr. Venezia shall be entitled to participate in certain employer benefit plans, including any qualified retirement plans, deferred compensation plans, stock option and incentive plans, life insurance plans, disability income plans, retirement plans, vacation plans and medical reimbursement plans, if and when adopted by DDAC. DDAC may terminate Mr. Venezia’s employment for cause effective immediately by a vote of the Board of Directors of DDAC or by the Chief Executive Officer of DDAC. “Cause” constitutes any act committed by Mr. Venezia against DDAC or any of its affiliates which involves fraud, willful misconduct, gross negligence or insubordination; or the commission by Mr. Venezia of, or indictment for, a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud. Mr. Venezia’s employment can be terminated without cause upon not less than fifteen (15) days prior written notice.

If Mr. Venezia’s employment is terminated for any reason during or upon expiration of the Term, DDAC shall pay or provide to Mr. Venezia (i) any earned but unpaid salary; (ii) accrued bonuses earned but not yet paid; (iii) any unpaid expense reimbursements; (iv) any accrued but unused vacation; and (v) any unvested benefits under DDAC’s employer benefit plans (collectively, the “Venezia Accrued Compensation”). In the event of termination of Mr. Venezia’s employment without cause, DDAC shall provide Mr. Venezia, in addition to the Venezia Accrued Compensation, continuation of Mr. Venezia’s salary and continuation of any executive health and group health benefit plans in accordance with federal law (the “Venezia Termination Benefits”). The foregoing Venezia Termination Benefits shall continue for a period of time equal to the lesser of (a) the remainder of the Term or (b) six (6) months from the effective date of termination.

Master Services Agreement - Alex Frejrud

Effective July 1, 2012, we entered into a Master Services Agreement (the “MSA”) with Alex Frejrud pursuant to which Mr. Frejrud will provide certain professional services to the Company in accordance with a Statement of Work (“SOW”) attached to the MSA. Such services include: (i) backend consultation overseeing the architecture, concept and brand development of the Company’s technology platform; and (ii) marketing and social media consultation (the “Services”). Mr. Frejrud shall perform the Services as the Chief Creative Officer of the Company. All data, materials, work product and other deliverables that Mr. Frejrud will develop or deliver in connection with the Services (collectively, the “Deliverables”) are deemed “works for hire” of the Company and all ownership rights shall remain with the Company, unless otherwise noted in the MSA and SOW. The initial term of the MSA begins on July 1, 2012 and continues for one (1) year. The MSA renews automatically for successive one (1) year term unless sixty (60) days prior written notice is provided. The Company may terminate the MSA for its convenience at any time upon sixty (60) days’ notice. Either party may terminate the MSA for cause upon ten (10) days written notice. As consideration for Mr. Frejrud’s performance of the Services, the Company shall pay Mr. Frejrud an amount not to exceed $150,000. Mr. Frejrud shall provide invoices on a monthly basis detailing the costs and hours incurred by Mr. Frejrud. Invoices must be approved by Mr. Verdoni and Mr. Bretz prior to payment.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012:

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Martin W. Greenwald	1,000,000	250,000	750,000	$0.11	9.14.22(1)	0	0	0	0
Joe Q. Bretz	1,000,000	250,000	750,000	$0.11	9.14.22(1)	0	0	0	0

(1)

 Options expire between the first to occur of (i) 90 days of termination of employment with the Company or (ii) 10 years after the date of grant.

Option Exercises

During the fiscal year ended December 31, 2012, there were no option exercises by our named executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 31, 2013, there were 61,783,716 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers
Martin W. Greenwald, Chairman, Chief Executive Officer, Interim Chief Financial Officer 6630 West Sunset Blvd. Los Angeles, CA 90028	6,675,750 (2)	10.7%
Joe Q. Bretz, President, Director c/o Mawicke & Goisman 1509 North Prospect Avenue Milwaukee, Wisconsin 53202	4,004,800 (3)	22.5%
Alex Frejrud, Chief Creative Director 6630 West Sunset Blvd. Los Angeles, CA 90028	50,000 (4)	*
Richard Verdoni, Chief Technology Officer 6630 West Sunset Blvd. Los Angeles, CA 90028	50,000 (5)	*
David Altshuler, Corporate Secretary 15332 Antioch Street, #840 Pacific Palisades, CA 90272	990,000 (6)	*
Kevin Ratcliffe, Chief Marketing Officer 6630 West Sunset Blvd. Los Angeles, CA 90028	66,666 (7)	*
All Officers and Directors as a Group	21,837,216 (8)	34.6%

5% Shareholders
None

* Less than 1%.

 _______________

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes 500,000 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2013.
(3)

Mr. Joe Q. Bretz owns 100 shares directly. Digitally Distributed, LLC, a Delaware limited liability company (“DDLLC”) owns 13,504,700 shares directly. Mr. Bretz is the manager of DDLLC. The sole member of DDLLC is Igasho, LLC, a Wisconsin limited liability company (“Igasho”), and the sole member of Igasho is the He-Lush-Ka Trust, an irrevocable trust of which the Mr. Bretz is the beneficiary thereof. As a result of the foregoing, Mr. Bretz may be deemed beneficially to own the 13,504,700 shares owned by DDLLC.  Also includes 500,000 shares of common stock underlying stock options issued to Mr. Joe Q. Bretz which are exercisable within 60 days of March 31, 2013.

(4)	Includes 50,000 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2013.
(5)	Includes 50,000 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2013.
(6)	Includes 200,000 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2013.
(7)	Includes 66,666 shares of common stock underlying stock options which are exercisable within 60 days of March 31 2013. Mr. Ratcliffe is no longer employed by the Company as of the date of this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. Mr. Greenwald and Mr. Bretz were officers and directors of DDAC and the Company prior to the Closing of the Exchange Transaction. Other than the foregoing, none of the new directors and executive officers were directors or executive officers of the Company prior to the Closing of the Exchange Transaction, nor did any hold any position with the Company prior to the Closing of the Exchange Transaction, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

In accordance with the Exchange Agreement, upon the effectiveness of the Exchange Transaction, the Selling Shareholders of DDAC received approximately 21.39% of the issued and outstanding common stock of the Company. Messrs. Martin Greenwald, our Chief Executive Officer, Joe Q. Bretz, our President, David Altshuler, our Corporate Secretary, and Bryan Subotnick, a member of our Board of Directors, were Selling Shareholder of DDAC. Accordingly, each of the foregoing officers and directors of the Company was issued certain shares of our Common Stock in connection with the Exchange Transaction in exchange for their equity interests in DDAC.

In connection with the Company’s Letter of Intent with DDAC dated April 10, 2012, between April 10, 2012 and September 30, 2012, an aggregate of $927,000 was advanced to DDAC and DDG in accordance with our form of Convertible Promissory Note (the “Convertible Notes”). The funds for said advances were provided to the Company in exchange for our issuance of the Convertible Notes to the holder. Per the Company’s direction as set forth in the Convertible Notes, the funds were advanced directly to DDAC and after July 31, 2012 to DDG. The Convertible Notes bear interest at a rate of one percent (1%) per month until the Closing Date, and thereafter, at three percent (3%) per annum. The Convertible Notes are payable by the Company to the holder on demand at any time following the Closing Date. The Convertible Notes may be converted into shares of the Company’s common stock, at the option of the holder, at the lower of $0.50 per share or the price per share at which shares of capital stock of the Company are sold in any financing occurring within twenty four (24) months after Closing. The issuance of the Convertible Notes to the holder was exempt from registration in reliance upon Regulation D of the Securities Act as the holder is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act.

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

Between April 12, 2012 and June 11, 2012, DDAC issued its form of Promissory Note to the Company for an aggregate amount of $350,000 (the “Notes”). The Notes are payable on demand and bear no specific interest. Upon the Closing of the Exchange Transaction, the loans evidenced by the Notes became intercompany loans and were cancelled in their entirety. As noted above, Messrs. Greenwald, Bretz and Altshuler were officers, directors and shareholders of DDAC.

On November 14, 2012, the Company issued a Convertible Note in the principal amount of $138,000 to Europa Capital AG of Belize.  The Convertible Note bears interest at a rate of at three percent (3%) per annum. The Convertible Note is payable by the Company to the holder on demand at any time following the date which is 36 months after the date of the Convertible Note. The Convertible Note may be converted into shares of the Company’s common stock, at the option of the holder, at the conversion price of $.24 per share. The issuance of the Convertible Note to the holder was exempt from registration in reliance upon Regulation D of the Securities Act as the holder is an “accredited investor,” as such term is defined in Rule 501(a) under the Securities Act.

On January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations. The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000. The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum.  As of April 3, 2013, Mr. Greenwald has advanced a total of $260,000 to the Company under the Promissory Note. The Company intends to amend the Promissory Note on the same terms for all amounts loaned by Mr. Greenwald above the $250,000.00.

Other than the transactions, including the Exchange Transaction, noted above, there are no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any of the current directors or officers had or will have a direct or indirect material interest. There is no material plan, contract or arrangement (whether or not written) to which any of the current directors or officers is a party or in which they participate that is entered into or material amendment in connection with our appointment of any of the current directors or officers, or any grant or award to any of the current directors or officers or modification thereto, under any such plan, contract or arrangement in connection with our appointment of any of the current directors or officers.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2012, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2012 were $33,983.

(2)

Audit-Related Fees

There were no fees billed during the two years ended December 31, 2012 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012 and December 31, 2011.

(4)

All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2012.

(5)

Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6)

Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page 24 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Number	Description
2.1(a)	Share Exchange Agreement dated July 31, 2012(1)
2.1(b)	Subscription Agreement by and between Digitally Distributed, LLC and Digitally Distributed Acquisition Corp. dated July 31, 2012(1)
3.1	Certificate of Incorporation (2)
3.2	Articles of Incorporation (2)
3.3	Certificate of Correction (2)
3.4	Text of Amendment to Articles of Incorporation (3)
3.5	By-laws (2)
10.1	Letter of Intent by and between Regency Resources, Inc. and Digitally Distributed Acquisition Corp., dated April 10, 2012 (4)
10.2	Form of Convertible Promissory Note(1)
10.3	Form of Indemnification Agreement(1)
10.5	Master Services Agreement by and between the Registrant and Alex Frejrud, dated July 1, 2012(1)
10.6	2012 Equity Incentive Plan (5)
10.7	Securities Purchase Agreement with Ironridge dated November 6, 2012 (6)
10.8	Debenture issued to Ironridge dated November 6, 2012 (6)
10.9	Registration Rights Agreement with Ironridge dated November 6, 2012 (6)
10.10	2013 Equity Incentive Plan (7)
10.11	Promissory Note dated January 30, 2013 with Martin W. Greenwald (8)
10.12	Securities Purchase Agreement dated April 2, 2013 with Tonaquint, Inc. (9)
10.13	Convertible Promissory Note in the principal amount of $340,000 dated April 2, 2013 with Tonaquint, Inc. (9)
10.14	Security Agreement dated April 2, 2013 with Tonaquint, Inc. (9)
10.15	Deed of Trust dated April 2, 2013 with Tonaquint, Inc. (9)
10.16	Warrant dated April 2, 2013 with Tonaquint, Inc. (9)
10.17	Confession of Judgment dated April 2, 2013 with Tonaquint, Inc. (9)
10.18	Tonaquint, Inc. Deed of Trust Note #1 dated April 2, 2013 (9)
10.19	Tonaquint, Inc. Deed of Trust Note #2 dated April 2, 2013 (9)

10.20	Promissory Note in the principal amount of $150,000 dated April 16, 2013 with Charlie Sheen (10)
10.21	Promissory Note dated March 13, 2013 with QuickLoan Funding*
10.22	Agreement with Charlie Sheen dated March 26, 2013*
10.23	Convertible Promissory Note in the principal amount of $138,000 dated November 14, 2012 with Europa Capital AG of Belize*
14.1	Amended and Restated Code of Ethics(1)
21	List of Subsidiaries*
23.1	Consent of Anton & Chia, LLP*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Filed herewith

(1)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 6, 2012.

(2)

Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on March 19, 2009.

(3)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 2, 2012.

(4)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2012.

(5)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 21, 2012.

(6)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 13, 2012.

(7)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 8, 2013.

(8)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 4, 2013.

(9)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2013.

(10)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Digital Development Group Corp. (Registrant)

Date: July 15, 2013	/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN W. GREENWALD	Chief Executive Officer, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director (Principal Executive Officer)	July 15, 2013
Martin W. Greenwald
/s/ JOSEPH Q. BRETZ	President and Director	July 15, 2013
Joseph Q. Bretz

THE DIGITAL DEVELOPMENT GROUP CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

To the Board of Directors

Digital Development Group Corp (a development stage company)

We have audited the consolidated balance sheet of Digital Development Group Corp (the "Company") as of December 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the period from January 25, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of their operations and their cash flows for the period from January 25, 2012 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

July 15, 2013

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)
(Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31,
2012
ASSETS
Current Assets
Cash	$831
Prepaid expense	332,977
Total current assets	333,808

Equipment, net	15,429
Intangible assets, net	247,142
Debt issuance costs	127,214
TOTAL ASSETS	$723,593

LIABILITIES
Current Liabilities
Bank overdraft	$1,616
Accounts payable	28,889
Accrued liabilities	143,840
Other liabilities	60,000
Notes payable, net of discount	612,190
Derivative liability	137,353
Total current liabilities	983,888

Contingent liability (Note 10)	143,488

TOTAL LIABILITIES	1,127,376

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, par value $0.001, 57,050,000 shares issued and outstanding
57,050
Additional paid in capital (1)	1,097,817
Accumulated deficit	(1,558,650)
Total stockholders' deficit	(403,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$723,593

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

For the period
from January 25,
2012 (Inception)
to December 31, 2012

Net revenue	$-

Operating expenses
General and administrative	1,725,086
Total operating expenses	1,725,086

Operating loss	(1,725,086)

Other (income) expenses
Interest expense	682,554
Gain on derivative liability	(848,990)
Total other (income) expenses	(166,436)

Loss before income taxes	(1,558,650)

Provision for income taxes	-

Net loss	$(1,558,650)

Earnings per share - basic and diluted	$(0.02)

Weighted average shares outstanding - basic and diluted (2)	70,414,247

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)
(Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 25, 2012 (Inception)	73,500,000	$73,500	$(73,500)	$-	$-

Recapitalization (See note 2)	(17,550,000)	(17,550)	17,550	-	-

Debt payable beneficial conversion feature of notes	-	-	587,000	-	587,000

Warrants issued - beneficial conversion features of notes	-	-	121,381	-	121,381

Stock option compensation	-	-	173,486	-	173,486

Shares issued for services	1,100,000	1,100	271,900	-	273,000

Net loss	-	-	-	(1,558,650)	(1,558,650)

Balance, December 31, 2012	57,050,000	$57,050	$1,097,817	$(1,558,650)	$(403,783)

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)
(Development Stage Company)
STATEMENT OF CASH FLOWS

For the period
from January 25,
2012 (Inception)
to December 31, 2012
Operating Activities
Net loss	$(1,558,650)

Adjustments to reconcile net loss to cash flows used in operating activities:

Depreciation expense	40,871
Stock option compensation	173,486
Stock issued for services	273,000
Interest expense - beneficial conversion features of new note and discount amortization	634,700
Interest expense - contingent liability	25,488
Change in fair value of derivative liability	(848,990)
Changes in operating assets and liabilities:
Prepaid expense	(332,977)
Accounts payable	28,890
Accrued liabilities	143,840
Other accrued liabilities	60,000
Cash flows used in operating activities	(1,360,342)

Investing Activities
Purchase of intangible assets	(247,142)
Purchase of equipment	(56,300)
Cash flows used in investing activities	(303,442)

Financing Activities
Proceeds from note payable	1,663,000
Bank overdraft	1,616
Cash flows provided by financing activities	1,664,616

Change in cash during period	831

Cash, beginning of period	-
Cash, end of period	$831

Supplemental disclosure of cash flow information:
Cash paid for interest	$-
Cash paid for income tax	$-

The accompanying notes are an integral part of these consolidated financial statements

The Digital Development Group Corp.

(formerly Regency Resources, Inc.)

(Development Stage Company)

Notes to Financial Statements

1.           ORGANIZATION

Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006 with authorized capital stock of 200,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.  Subsequent to a merger transaction described below, the Company ceased mineral exploration activities.

The Company entered into a binding letter of intent with Digitally Distributed Acquisition Corp., a Delaware corporation (“DDAC”), effective April 10, 2012 (the “LOI”), in connection with a proposed reverse acquisition transaction by and between the Company and DDAC whereby the Company acquired all of the shares of outstanding capital stock of DDAC in exchange for the issuance of an ownership interest in the Company to the shareholders of DDAC (the “Share Exchange”). DDAC is expected to have certain valuable products and intellectual property rights comprised of a web-based multi-tiered billing infrastructure and related to proprietary software and other means of syndicating and encoding media content that it will acquire from Digitally Distributed, LLC, (DDLLC), a Delaware limited liability company prior to or concurrently with the closing of the transaction.

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

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  DDAC is the acquirer for financial reporting purposes and Digital Development Group Corp. is the acquired company. DDAC was incorporated on January 25, 2012 (“Inception”). Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of DDAC from Inception and are recorded at the historical cost basis of DDAC, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and DDAC; and historical operations of DDAC and the Company since the closing date of the Merger.  Common stock and the corresponding capital account of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, DDAC received no cash and assumed no liabilities from Digital Development Group Corp.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the consolidated financial statements have been included.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the estimated life of equipment, valuation of long-lived assets, accruals for potential liabilities and valuation assumptions related to share based payments and the derivative liability related to the convertible notes payable.

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of December 31, 2012, we have no cash equivalents.

Prepaid Expense

Prepaid expenses represent prepaid services issued by shares to a consultant and amounts paid as an advance royalty to different content owners to obtain the rights to stream this content on the Company’s platform. Royalties are paid to the content owner as a percentage of revenues generated by the Company from streaming the licensed content. When the Company subsequently collects the subscription fees from customers, the advance royalties are recovered. Further participation in revenue is typically not paid to the content owner until such advances have been fully recovered.

Equipment

Equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three years.  Depreciation expense for the period from inception to December 31, 2012 was $40,871.

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized. As of December 31, 2012, the internal use software is still under development and not placed in service.

We amortize the cost of intangible assets over their estimated useful lives, which range up to five years, unless such lives are deemed indefinite. Our domains and IP development will be amortized when the Company begins its production, which is expected to commence in 2013. There were no amortization charges related to these intangible assets for the period ended December 31, 2012.

Intangible assets with indefinite lives are tested in each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to intangible assets for the period ended December 31, 2012.

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

Income Taxes

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred tax assets primarily consist of net operating loss carry-forwards and stock based compensation.  However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets prior to their expiration.

The Company adopted ASC 740, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740.

Stock Based Compensation

We may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services rendered and to obtain financing. We account for stock option grants and warrant issued to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option grants and warrant issued to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and converted notes using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes and warrants were not included in the loss per share calculations because inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

The following is a summary of recent accounting developments.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive income ("ASU 2011-12"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 2011-12 did not have a material impact on its financial statements and related disclosures.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an in tangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The ASU could affect our fair value disclosures, and our results of operations, financial condition or liquidity.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial statements and related disclosures.

Prepaid Expense

The components of prepaid expense were as follows:

December 31, 2012
Prepaid services	$216,667
Royalties advance	116,310
Total prepaid expense	$332,977

4. EQUIPMENT, NET

 Equipment consists of the following:

December 31, 2012
Furniture and equipment	$15,429
Leasehold improvements	40,871
56,300
Less: Accumulated depreciation and amortization	(40,871)
Total equipment, net	$15,429

5. INTANGIBLE ASSETS, NET

The components of intangible assets were as follows:

December 31, 2012
Content Delivery Asset	$247,142
Less: Accumulated amortization	-
Total intangible assets, net	$247,142

6. OTHER ASSETS

The Company recorded in the amount of $127,214 debt issuance cost as other assets in the accompanying balance sheet from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense.

7. OTHER LIABILITIES

As of December 31, 2012, Maujer Industry LLC “Maujer” agreed to loan a total of $60,000 for special interest in three video channels to be launched by the Company. The Company agrees to pay Maujer interest at a rate equal to 3% per annum on the unpaid principal balance, however, that if 10% of the adjusted gross revenues generated by each special interest channel funded, in whole or in part, by loans advanced by Maujer is greater than 3% annual interest, than the revenue share shall be payable to Maujer and allocated as (i) an amount equal to 3% per annum on the unpaid principal balance of the applicable advance shall be allocated as interest thereon, (ii) the remainder shall be allocated to outstanding principal on such advance, and (iii) once accrued interest and the principal balance have been paid in full on any such advance, the Company shall continue to pay Maujer the revenue share with respect to the special interest channel funded by such advance for the remainder of the term. In the event the Company sells substantially all of its business assets, including but not limited to the platform and proprietary technology related thereto, or if there is a merger or other business combination with unaffiliated third party business entity, or a transfer of 50% or more of the outstanding capital stock of the Company, then the Company shall have the unilateral right to terminate this agreement. In such event, the Company shall give Maujer notice of termination and within 30 days thereafter, pay to Maujer any payments owed by the Company to Maujer through the effective date of termination plus any outstanding principal on any loan made by Maujer to the Company through the effective date of termination and a termination fee equal to the greater of (i) $50,000 for each special interest channel funded, in whole or in part, by loans from Maujer or, if greater, an amount equal to the aggregate revenue paid to Maujer during the 12 months period of time proceeding the date o the termination notice.

8. NOTES PAYABLE, NET

Notes payable consisted of the following as of December 31, 2012

Convertible notes payable to Coventry Capital, LLC, net of discount	$235,923
Convertible note payable to Stuart Subotnik, net of discount	180,802
Note payable to Ironridge	150,000
Other note payable, net of discount	45,465

Total notes payable, net of discount	$612,190

Coventry Capital, LLC Note

During 2012, the Company issued a total of $950,000 convertible notes payable to Coventry Capital, LLC. These convertible promissory notes are payable on demand and carry an interest rate of 1% per month (simple interest), until the closing of the of the voluntary share exchange transaction contemplated under the letter of intent. Thereafter, the interest rate shall adjust to 3% per year, simple interest. Upon closing of the voluntary share exchange transaction contemplated under the letter of intent, the unpaid principal and any accrued and unpaid interest shall be immediately due and payable.

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants.

This convertible promissory note and unpaid interest are payable upon the earlier of i) at any time after three year anniversary of the issue date of this note at the written request of the holder to the Company or ii) when, upon or after the occurrence of an event of default. The note carries an interest rate of 8% per annum (simple interest).

At any time on or before the maturity date, the holder, at its sole discretion may elect to have all or part of the principal and the accrued and unpaid interest thereon, converted into a number of shares of common stock of the Company. The conversion price is $0.30 per share.

At any time which the volume weighted average pricing “VWAP” for the common stock is $1.00 or greater for a period of twenty consecutive trading days, then at the election of the Company in its sole discretion may elect to convert all of the outstanding amount of principal and accrued interest into shares of the common stock at $1.00 per share.

During October and November 2012, the Company issued additional notes payable to Mr. Subotnik in the aggregate amount of $140,000. These notes accrue interest at rates ranging from 8% to 12% and are due by November 2013.

Ironridge

On November 6, 2012, The Company entered into a Securities Purchase Agreement (“SPA”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd (the “Purchaser”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures (the “Debentures”) and Series A Preferred Stock (“Series A Preferred Stock”) at a price of $10,000 per Debenture or share of Series A Preferred Stock. The closing of the transactions contemplates the fulfillment of certain closing conditions, including the effectiveness of a registration statement covering the shares of common stock into which the Debentures or Series A Preferred Stock may be converted, and that a certain level of trading volume is met and certain Equity Conditions (as defined in the Certificate of Designations) are met.

As of December 31, 2012, the Company believes it owes $150,000 to Ironridge under the SPA and is now in arbitration with Ironridge.  See Note 9 – Commitments and Contingencies.

NOTE 9 – DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of financial instruments or embedded features in instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or conversion features with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

We evaluated whether convertible debt and warrants issued to acquire stock of the Company contained provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes issued during the year contained such provisions and we recorded the beneficial conversion features as derivative liability. Derivative liabilities were initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.17% and (iv) expected term of 1 year.

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the period from January 25, 2012 to December 31, 2012:

Amount

Issuance of derivative financial instrument	$986,343

Change in derivative liability	(848,990)

Derivative liability balance	$137,353

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent liability

On December 19, 2011, DDLLC entered into two promissory notes with an accredited investor pursuant to which the Company issued two 14% convertible promissory notes (the "Notes") to advance of up to $280,000 to the Company. As of this date, the Company has only received $118,000 of the agreed to $280,000.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a six-month term due June 16, 2012, and are convertible by the holder into Common Stock of a contemplated merger or acquisition and a subsequent newly formed company ("Acquireco") at a price of $0.10 per share. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 10 days' written notice without penalty. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date of June 16, 2012, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted. While any amount of the Note is outstanding, the borrower is obligated to the covenants of (i) paying no dividends

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012 the Company tried to begin negotiations with the investor however has been unsuccessful in contacting the investor to date. The Company has recorded the contingent liability of $143,488 as of December 31, 2012 to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved, however, the Company has accrued its estimate of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the final arbitration award.  The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expires on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month.  Rent expense for the period from January 25, 2012 to December 31, 2012 was $33,210.

NOTE 11 - COMMON STOCK

On July 31, 2012 (the "Closing Date"), the Company closed a voluntary share exchange transaction with Digitally Distributed Acquisition Corp., a Delaware corporation ("DDAC") and the shareholders of DDAC ("Selling Shareholders") pursuant to a Share Exchange Agreement dated as of July 31, 2012 (the "Exchange Agreement") by and among the Company, DDAC, and the Selling Shareholders.

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

In December 2012, the Company issued a total of 1,100,000 shares of common stock to two individuals for services rendered.  The Company recognized expenses of $56,333 for the value of the shares issued and record $216,667 as prepaid expense.

NOTE 12 – STOCK-BASED COMPENSATION

The Company records stock-based compensation expense related to stock options and stock incentive plans in accordance with ASC 718, “Compensation – Stock Compensation.”  The Company adopted a stock incentive plan on September 14, 2012. The options granted in September 2012 generally vest quarterly over a one to two year period beginning on the grant date.  Options granted under the plans are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years.  During the period from January ended December 31, 2012, the Company granted 3,370,000 stock options under the 2012 stock incentive plan.

Total stock option compensation expense included in general and administrative expense for the period from January 25, 2012 to December 31, 2012 was $173,486.  ASC 718, “Compensation-Stock Compensation requires that the only amount of compensation expense expected to vest be recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.  The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options at date of grant:

Expected volatility (%)	72%-74%

Risk free rate	0.17% - 0.23%
Expected term	5.5 – 6 years

Dividend yield	0%

As of December 31, 2012, there was $648,087 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 25, 2012	-	$-

Granted	3,370,000	0.43
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2012	3,370,000	$0.43

Following is a summary of the status of options outstanding at December 31, 2012:

Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Vested at December 31, 2012	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value at December 31, 2012

$0.41	1,370,000	5.75 years	$0.41	200,000	5.5	$-
$0.45	2,000,000	5.5 years	0.45	500,000	5.25	-

Total	3,370,000		$0.43	700,000	5.3	$-

NOTE 13 – INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2012, were as follows (using our Federal tax rate of 35.0%):

Current Tax Provision:
Federal and state
Taxable income	$-
Total current tax provision	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$1,675,000
Change in valuation allowance	(1,675,000)
Total deferred tax provision	$-

Deferred tax assets at December 31, 2012 consisted of the following:

Deferred tax assets:
Net operating loss carryforwards	$586,000

Valuation allowance	(586,000)

Net deferred tax assets	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership).  Transactions such as planned future sales of our common stock may be included in determining such a change in control.  These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $1,675,000 in NOL at December 31, 2012 that will begin to expire in 2032 for federal and state purposes and could be limited for use under IRC Section 382.  We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.  A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2012 is as follows:

	2012
Federal income tax rate at 35%	$(586,000)	35.0%
State income tax, net of federal benefit	-	-%
Change in valuation allowance	586,000	(35.0)%

Benefit for income taxes	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

NOTE 14 – SUBSEQUENT EVENTS

On January 3, 2013, our board of directors approved the adoption of The Digital Development Group Corp. 2013 Equity Incentive Plan (the "2013 Plan”). The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.  A total of 3,700,000 shares of common stock have been reserved for awards under the 2013 Plan.

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations.  The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000.  The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum.

Effective January 30, 2013, the Company approved the re-pricing of all of the 3,370,000 previously granted options under the Company’s 2012 Equity Incentive Plan from $0.451 per share to $0.11 per share.  All of the other terms of the options remained unchanged.

On January 30, 2013, the Company granted 200,000 options to Alex Frejrud, the Company’s Chief Creative Director, under the 2012 Plan.  The options for Alex Frejrud (i) have an exercise price of $.11 per share; (ii) vest 1/12 monthly over a period of one year, subject to the continued employment of the officer with the Company, and vest immediately upon a change of control of the Company; (iii) have a 10 year term; and (iv) are subject to the other terms and conditions under the 2012 Plan and grant notices.

On March 13, 2013, the “Company entered into a Promissory Note (the “Promissory Note”) with an accredited lender (the “Lender”).  Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded.  Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000.   All amounts advanced by Lender are subject to a 10% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Promissory Note.  The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date.  If the Company repays the Note in full within the first ninety days after the effective date, then the interest rate is zero percent.  If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of twelve percent shall be applied to the unpaid principal.

The Lender has the right, at any time from 180 days after the effective date, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest under the Promissory Note into shares of Company common stock at the conversion price.  The conversion price is the lesser of $0.20 per share, or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion.  The Lender also has piggyback registration rights to have the shares it would receive upon conversion of the Promissory Note included within the next registration statement which the Company may file with the Securities and Exchange Commission.

On March 26, 2013, the Company entered into an Agreement (the “Agreement”) with celebrity actor Charlie Sheen, pursuant to which he has agreed to work with the Company to develop and promote his own channel and original content, and to promote and endorse the Company and its channels through various media.  Under the terms of the Agreement, Mr. Sheen’s involvement with the Company is to include his creation of original content; his promotion and endorsement of the Company’s channels and the creation and promotion of the Charlie Sheen Channel; his personal appearances; the use of Mr. Sheen’s name, voice and likeness for promotional purposes; and the promotion of the Company and its channels across social media, including postings on Facebook and Twitter. The Agreement has a term of twelve months, unless extended as provided in the Agreement.

In consideration for his services, the Company has agreed to pay Charlie Sheen a $300,000 fee payable in installments. In addition, the Company has agreed to pay Mr. Sheen a percentage of Company gross revenues generated by the distribution and sale of original programming featuring Mr. Sheen and his affiliates, including gross revenues from the Charlie Sheen Channel and other pay per view events and episodes.  In consideration of Mr. Sheen’s obligations, the Company has also agreed to issue to Mr. Sheen warrants to purchase up to seven million shares of the Company’s common stock as follows: warrants to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and warrants to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of ten cents per share.

On April 3, 2013, the Company, entered into a Securities Purchase Agreement, Secured Convertible Promissory Note, Security Agreement, Warrant, Deed of Trust, Deed of Trust Notes, Confession of Judgment and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Secured Convertible Promissory Note in the principal amount of $340,000.00 (the “Note”). The Company is obligated to commence repayment of the Note on the 180th day after the Note issuance date by making monthly installments of $28,333.  Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock at the market price (the “Market Price”) which means 60% of the arithmetic average of the three (3) lowest volume weighted average price “VWAP” of the shares of Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment.  Additionally, if the Company pays the installment payment in Company common stock, then 23 days following the installment payment date the Buyer shall receive additional shares of Company common stock if the Market Price on the 23rd day is less than the Market Price on the installment payment date.  The entire outstanding balance under the Note is due and payable 17 months after the date of issuance.  The Note bears interest at the rate of eight percent (8%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum.  The Note carries an original issue discount of $30,000.  In addition, the Company agreed to pay $10,000 to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

In consideration for the Note, the Buyer paid the Company (i) $100,000, and (ii) issued to the Company two Buyer Deed of Trust Notes in the amount of $100,000 each, one which will be prepaid by Buyer within 2 months and 4 months, respectively, of April 3, 2013 provided that an equity conditions failure has not occurred under the Note. The Note is secured by a Security Agreement executed by the Company and listing the Buyer Deed of Trust Notes as security for the Company’s obligations under the Financing Documents (the “Security Agreement”).  Each of the Buyer Deed of Trust Notes is secured by a Deed of Trust (the “Deed of Trust”).  The Company also entered into Judgment by Confession which may be entered by Buyer in an event of default by the Company under the Financing Documents.  The Company delivered to the Transfer Agent an irrevocable letter of instructions to provide for the issuance of shares to the Buyer in the event of default and conversion of the Note.  The Company executed a Request for Full Reconveyance which will be held in escrow in accordance with the terms of the Escrow Agreement. The Buyer executed and recorded the Deed of Trust in the official records of Williamson County, Tennessee evidencing the Buyer's pledge of property in Williamson County, Tennessee to secure the Buyer’s obligations under the Buyer Deed of Trust Notes and Deed of Trust.

The outstanding balance under the Note may be converted by the Buyer at any time into shares of Company common stock at the rate of $0.20 per share (the “Conversion Price”), subject to adjustment in the event of certain issuances of variable price or unrestricted securities by the Company after the date of the Note.  Upon an event of default, the outstanding balance under the Note shall increase to 135% and will be immediately due and payable, and the Buyer may convert the outstanding balance into shares of Company common stock at the lower of the Conversion Price then in effect and the Market Price.

The Company also issued Buyer a warrant to purchase up to 1,400,000 shares of Company common stock at an exercise price of $0.20 per share, subject to adjustment in the event of certain issuances of variable price and unrestricted securities by the Company after the date of the Note.  The Warrants may be exercised for a term of 5 years and have a “cashless exercise” provision.

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013.

From January 1, 2013 to March 31, 2013, the Company issued 4,168,182 common shares for services provided, 209,234 common shares for cash, 206,300 common shares upon conversion of a note payable and 150,000 common shares in connection with a note payable as additional interest.