Form 10-Q
period 2013-03-31
Digital Development Group Corp
filed 2013-07-15
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form  _______ to _______

Commission File Number 000-53611

THE DIGITAL DEVELOPMENT GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6630 West Sunset Blvd. Los Angeles, CA 90028
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes       .  No       .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 15, 2013: 62,118,383 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as at March 31, 2013 and December 31, 2012	5

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and for the three months ended March 31, 2012	6

	Condensed Consolidated Statements of Changes in Deficit for the three months ended March 31, 2013 and for the period from January 25, 2012 (Date of Inception) to December 31, 2012	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and for the three months ended March 31, 2012	8

	Notes to the Condensed Consolidated Financial Statements.	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

	SIGNATURES.	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) at March 31, 2013 unaudited (with comparative figures as at December 31, 2012) and the condensed statement of operations unaudited for the three months ended March 31, 2013 and 2012 and the condensed statement of cash flows unaudited for the three months ended March 31, 2013 and 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets
Cash	$2,106	$831
Prepaid expense	271,978	332,977
Total current assets	274,084	333,808

Equipment, net	19,389	15,429
Intangible assets, net	238,250	247,142
Debt issuance costs	116,613	127,214
TOTAL ASSETS	$648,336	$723,593

LIABILITIES
Current Liabilities
Bank overdraft	$4,340	$1,616
Accounts payable	53,663	28,889
Accrued liabilities	1,319,212	143,840
Related party note payable	140,807	-
Other liabilities	60,000	60,000
Notes payable, net of discount	890,820	612,190
Derivative liability	705,915	137,353
Total current liabilities	3,174,757	983,888

Contingent liability (Note 9)	151,926	143,488

TOTAL LIABILITIES	3,326,683	1,127,376

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, par value $0.001, 61,783,716 and 57,050,000 shares issued and outstanding
	61,784	57,050
Additional paid in capital (1)	1,958,765	1,097,817
Accumulated deficit	(4,698,896)	(1,558,650)
Total stockholders' deficit	(2,678,347)	(403,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$648,336	$723,593

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012

Net revenue	$4,756	$-

Operating expenses
General and administrative	2,287,931	53,004
Total operating expenses	2,287,931	53,004

Operating loss	(2,283,175)	(53,004)

Other expenses
Interest expense	293,010	-
Gain on derivative liability	564,061	-
Total other expenses	857,071	-

Loss before income taxes	(3,140,246)	(53,004)

Provision for income taxes	-	-

Net loss	$(3,140,246)	$(53,004)

Earnings per share - basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding - basic and diluted (2)	59,084,280	73,500,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 25, 2012 (Inception)	73,500,000	$73,500	$(73,500)	$-	$-

Recapitalization (See note 2)	(17,550,000)	(17,550)	17,550	-	-

Debt payable beneficial conversion feature of notes	-	-	587,000	-	587,000

Warrants issued - beneficial conversion features of notes	-	-	121,381	-	121,381

Stock option compensation	-	-	173,486	-	173,486

Shares issued for services	1,100,000	1,100	271,900	-	273,000

Net loss	-	-	-	(1,558,650)	(1,558,650)

Balance, December 31, 2012	57,050,000	57,050	1,097,817	(1,558,650)	(403,783)

Shares issued upon conversion of debt	206,300	206	18,359	-	18,565

Reclass derivative liability upon debt conversion	-	-	10,526	-	10,526

Warrants issued	-	-	54,283	-	54,283

Stock compensation	-	-	251,473	-	251,473

Stock issued for services	4,168,182	4,168	477,468	-	481,636

Stock issued for cash	209,234	209	30,990	-	31,199

Stock issued with note	150,000	150	17,850	-	18,000

Net loss (unaudited)	-	-	-	(3,140,246)	(3,140,246)

Balance, March 31, 2013 (unaudited)	61,783,716	$61,784	$1,958,765	$(4,698,896)	$(2,678,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
Operating Activities
Net loss	$(3,140,246)	$(53,004)

Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation & amortization expense	23,422	-
Stock based compensation	778,007	-
Interest expense - beneficial conversion features of new note and discount amortization	249,710	-
Interest expense - contingencies	8,438	4,119
Change in fair value of derivative liability	564,061	-
Changes in operating assets and liabilities:
Debt issuance cost	10,601	-
Prepaid expense	60,999	(11,354)
Accounts payable	24,774	-
Accrued liabilities	1,025,372	31,428
Cash flows used in operating activities	(394,861)	(28,811)

Investing Activities
Purchase of intangible assets	(12,767)	(30,670)
Purchase of equipment	(5,723)	(3,114)
Cash flows used in investing activities	(18,490)	(33,784)

Financing Activities
Bank overdraft	2,724	-
Proceeds from note payable	260,591	166,930
Payments on notes payable	(20,695)	-
Related party note payable	140,807	-
Stock issued for cash	31,199	-
Cash flows provided by financing activities	414,626	166,930

Change in cash during period	1,275	104,335

Cash, beginning of period	831	-
Cash, end of period	$2,106	$104,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

The Digital Development Corp

Notes to Financial Statements

(Unaudited)

1.           ORGANIZATION

Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006, with authorized capital stock of 200,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.  Subsequent to a merger transaction described below, the Company ceased mineral exploration activities.

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

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  DDAC is the acquirer for financial reporting purposes and Digital Development Group Corp. is the acquired company. DDAC was incorporated on January 25, 2012 (“Inception”). Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of DDAC from Inception and are recorded at the historical cost basis of DDAC, and the consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and DDAC; and historical operations of DDAC and the Company since the closing date of the Merger.  Common stock and the corresponding capital of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, DDAC received no cash and assumed no liabilities from Digital Development Group Corp.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Going Concern

The Company has minimal revenue and has incurred losses since its inception on January 25, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary debt / equity financing to continue operations and for management to continue to increase the revenues of its business so that it can generate sufficient cash flows from operations to support the Company’s operating, investing and financing activities.

There is no assurance that the Company will ever be profitable. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation of the Company’s condensed consolidated financial statements.

Use of Estimates

In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the estimated life of equipment, valuation of long-lived assets, accruals for potential liabilities and valuation assumptions related to share based payments and the derivative liability related to the convertible notes payable.

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of March 31, 2013 and December 31, 2012, we have no cash equivalents.

Equipment

Equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three years.  Depreciation expense for the three months ended March 31, 2013 was $1,763. There was no depreciation expense for the period ended March 31, 2012.

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized.

We amortize the cost of intangible assets over their estimated useful lives, which range up to three years, unless such lives are deemed indefinite. Our domains and IP development has been amortized because the Company began its production in the first quarter of 2013. Amortization expenses for the three months ended March 31, 2013 and 2012 amounted to $21,659 and $0, respectively.

Intangible assets are tested in each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to intangible assets for the period ended March 31, 2013 and 2012.

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

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred tax assets primarily consist of net operating loss carry-forwards and stock-based compensation.  However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets prior to their expiration.

Stock Based Compensation

We may periodically grant stock options and issue warrants to employees and non-employees in non-capital raising transactions for services rendered and to obtain financing. We account for stock option grants and warrant issuance to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option grants and warrant issued to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and convertible notes using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes and warrants were not included in the loss per share calculations because inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

The following is a summary of recent accounting developments.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an in tangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial statements and related disclosures.

4. Prepaid Expense

The components of prepaid expense were as follows:

	March 31, 2013 (unaudited)	December 31, 2012
Prepaid services	$86,668	$216,667
Royalties advance	185,310	116,310
Total prepaid expense	$271,978	$332,977

5. EQUIPMENT, NET

 Equipment consists of the following:

	March 31, 2013 (unaudited)	December 31, 2012
Furniture and equipment	$21,152	$15,429
Leasehold improvements	40,871	40,871
Less: Accumulated depreciation and amortization	(42,634)	(40,871)
Total property and equipment, net	$19,389	$15,429

6. INTANGIBLE ASSETS, NET

The components of intangible assets were as follows:

	March 31, 2013 (unaudited)	December 31, 2012
Content Delivery Asset	$259,909	$247,142
Less: Accumulated amortization	(21,659)	-
Total intangible assets, net	$238,250	$247,142

The Company began amortizing the intangible asset in the first quarter as it began generating revenue and was placed into commercial use. The estimated useful life of the content delivery asset is three years.

7. OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost as other assets from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense. Amortization expense for the three months ended March 31, 2013 amounted to $10,601 and $0 for the three months ended March 31, 2012. The balance of debt issuance costs as of March 31, 2013 and December 31, 2012 are $116,613 and $127,214, respectively.

8. NOTES PAYABLE, NET

Notes payable consisted of the following as of March 31, 2013

	March 31, 2013	December 31, 2012

Convertible notes payable to Coventry Capital, LLC, net of discount	$423,543	$235,923
Convertible note payable to Stuart Subotnik, net of discount	197,401	180,802
Note payable to Ironridge	-	150,000
Note payable to QuickLoan Funding	110,000	-
Other notes payable, net of discount	159,876	45,465

Total notes payable, net of discount	$890,820	$612,190

Coventry Capital, LLC Note

During 2012, the Company issued a total of $950,000 convertible notes payable to Coventry Capital, LLC. These convertible promissory notes are payable on demand and carried an interest rate of 1% per month (simple interest), until the closing of the of the voluntary share exchange transaction contemplated under the letter of intent. Thereafter, the interest rate shall adjust to 3% per year, simple interest. Upon closing of the voluntary share exchange transaction contemplated under the letter of intent, the unpaid principal and any accrued and unpaid interest shall be immediately due and payable upon written demand by the holder at any time.

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature.  The Company recognized $178,819 and $0 of interest expense for the amortization of the discount during the three months ended March 31, 2013 and 2012, respectively.

In January 2013, the Company borrowed an additional $10,000 from Coventry Capital, LLC.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants. The Company recognized $16,600 and $0 of interest expense for the amortization of the discount during the three months ended March 31, 2013and 2012, respectively.

This convertible promissory note and accrued and unpaid interest are payable upon the earlier of i) at any time after three year anniversary of the issue date of this note at the written request of the holder to the company or ii) when, upon or after the occurrence of an event of default. The note carries an interest rate of 8% per annum (simple interest).

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

QuickLoan Funding

On March 13, 2013, The Company, entered into a Promissory Note (the “Promissory Note”) with QuickLoan Funding, an accredited lender (the “Lender”).  Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded.  Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000.   All amounts advanced by Lender are subject to a 10% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Promissory Note.  The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date.  If the Company repays the Note in full within the first ninety days after the effective date, then the interest rate is zero percent.  If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of twelve percent shall be applied to the unpaid principal.

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

Other Notes Payable

During the three months ended March 31, 2013, the Company borrowed a total of $98,695 from several individuals under notes payable.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations.  The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000.  The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company has $140,807 outstanding under the loan agreement as March 31, 2013.

NOTE 9 – DERIVATIVE LIABILITY

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the three months ended March 31, 2013:

Amount
Derivative Liability balance, January 1, 2013	$137,353

Issuance of derivative financial instrument	15,027

Conversion of debt	(10,526)

Change in derivative liability	564,061

Derivative liability balance	$705,915

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent liability

On December 19, 2011, DDLLC entered into two promissory notes with an accredited investor pursuant to which the Company issued two 14% convertible promissory notes (the "Notes") to advance of up to $280,000 to the Company. As of this date, the Company has only received $118,000 of the agreed to $280,000.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a six-month term due June 16, 2012, and are convertible by the holder into Common Stock of a contemplated merger or acquisition and a subsequent newly formed company ("Acquireco") at a price of $0.10 per share. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 10 days' written notice without penalty. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date of June 16, 2012, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted. While any amount of the Note is outstanding, the borrower is obligated to the covenants of (i) paying no dividends.

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $151,926 as of March 31, 2013, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the condensed consolidated financial statements of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the final arbitration award.  The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment. The Company recorded an accrual of $960,000 under accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2013 related to this case.

Sheen Agreement

On March 25, 2013, the Company entered into an Agreement with celebrity actor, Charlie Sheen, pursuant to which he has agreed to work with the Company to develop and promote his own channel and original content, and to promote and endorse the Company and its channels through various media.  Under the terms of the Agreement, Mr. Sheen’s involvement with the Company is to include his creation of original content; his promotion and endorsement of the Company’s channels and the creation and promotion of the Charlie Sheen Channel; his personal appearances; the use of Mr. Sheen’s name, voice and likeness for promotional purposes; and the promotion of the Company and its channels across social media, including postings on Facebook and Twitter. The Agreement has a term of twelve months, unless extended as provided in the Agreement.

In consideration for his services, the Company has agreed to pay Charlie Sheen a $300,000 fee payable in installments. In addition, the Company has agreed to pay Mr. Sheen a percentage of Company gross revenues generated by the distribution and sale of original programming featuring Mr. Sheen and his affiliates, including gross revenues from the Charlie Sheen Channel and other pay per view events and episodes.  In consideration of Mr. Sheen’s obligations, the Company has also agreed to issue to Mr. Sheen options to purchase up to seven million shares of the Company’s common stock as follows: options to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share.

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expires on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month.  Rent expense for the period from January 25, 2012 to March 31, 2013 was $16,505.

NOTE 11 - COMMON STOCK

From January 1, 2013 to March 31, 2013, the Company issued 4,168,182 common shares for services provided, 209,234 common shares for cash, 206,300 common shares upon conversion of a note payable and 150,000 common shares in connection with a note payable as additional interest. For the three month ended March 31, 2013, the Company recognized expenses of $535,636 for the value of the shares issued.

NOTE 12 – STOCK-BASED COMPENSATION

On January 3, 2013, our board of directors approved the adoption of The Digital Development Group Corp. 2013 Equity Incentive Plan (the "2013 Plan”). The 2013 Plan is intended to aid the Company in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock-based awards. The 2013 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2013 Plan.

Effective January 30, 2013, the Company approved the re-pricing of all of the 3,370,000 previously granted options under the Company’s 2012 Equity Incentive Plan from $0.451 per share to $0.11 per share.  All of the other terms of the options remained unchanged. The fair value of the these options after re-pricing was lower than the fair value before re-pricing and accordingly the Company will continue to amortize the original fair value over the remaining vesting period in accordance with US GAAP.

On January 30, 2013, the Company granted a total of 950,000 options to employees under the 2012 Plan.  The options have an exercise price of $0.11 per share; 400,000 of the options vested immediately and the remaining 550,000 options vest 1/12 monthly over a period of one year, and vest immediately upon a change of control of the Company; and have a 10 year term.

On March 25, 2013 and in connection with the Sheen Agreement, the Company has agreed to issue to Mr. Sheen options to purchase up to seven million shares of the Company’s common stock as follows: options to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share and have a 5 year term.

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

The following assumptions were used to determine the fair value of the options at date of grant:

Expected volatility (%)	95%-109%

Risk free rate	0.27%-0.38%
Expected term	2-3 years

Dividend yield	0%

Total stock-based compensation expense included in general and administrative expense for the period from January 25, 2012 to March 31, 2013 was $251,473.

As of March 31, 2013, there was $769,236 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	3,370,000	$0.11	9.50	$	−
Granted	7,950,000	0.10	5.56		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at March 31, 2013	11,320,000	$0.10	6.72	$	−
Exercisable at March 31, 2013	2,926,667	$0.10	7.99	$	−

NOTE 13 – SUBSEQUENT EVENTS

On April 3, 2013, the Company, entered into a Securities Purchase Agreement, Secured Convertible Promissory Note, Security Agreement, Warrant, Deed of Trust, Deed of Trust Notes, Confession of Judgment and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Secured Convertible Promissory Note in the principal amount of $340,000.00 (the “Note”). The Company is obligated to commence repayment of the Note on the 180th day after the Note issuance date by making monthly installments of $28,333.  Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock at the market price (the “Market Price”) which means 60% of the arithmetic average of the three (3) lowest volume weighted average pricing “VWAP” of the shares of Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment.  Additionally, if the Company pays the installment payment in Company common stock, then 23 days following the installment payment date the Buyer shall receive additional shares of Company common stock if the Market Price on the 23rd day is less than the Market Price on the installment payment date.  The entire outstanding balance under the Note is due and payable 17 months after the date of issuance.  The Note bears interest at the rate of eight percent (8%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum.  The Note carries an original issue discount of $30,000.00.  In addition, the Company agreed to pay $10,000to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

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

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013.

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

Overview of Business

The Company develops technologies that provide content owners distribution capabilities across multiple platforms using existing internet protocol (“IP”) services. The Company’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand services by connecting to users’ IP services. The Company’s technology is intended to help content owners distribute and monetize their products by delivery to OTT devices.  As of the date of this report, the Company has launched 11 channels on the Roku Channel Store, including Media Blasters, Cinema Libre Studio, Kontakt TV, Something Weird, Synapse Films, Sci-Fi Station, Silent Era Films, and G2R Media. The Company plans to launch additional channels.  Our business is based in Hollywood, California.

The Company commenced generating revenues from monthly subscribers during the quarter ended March 31, 2013.  As of the date of this report, the Company has approximately 1,800 monthly subscribers.

Overview of Business Prior to July 31, 2012

The Company was originally incorporated under the laws of the State of Nevada on December 11, 2006 under the name of Regency Resources Inc. (“Regency”). The Company amended its Articles of Incorporation to change its name from Regency Resources, Inc. to The Digital Development Group Corp. effective May 2, 2012. Our fiscal year end is December 31. Our executive offices are located at 6630 West Sunset Blvd. Los Angeles, CA, 90028.

The Company was a pre-exploration stage company engaged in the acquisition and exploration of mineral properties. On July 31, 2012 (the “Closing Date”), the Company closed a voluntary share exchange transaction with DDAC and the shareholders of DDAC (the “Selling Shareholders”) pursuant to a Share Exchange Agreement dated July 31, 2012 (the “Exchange Agreement”) by and among the Company, DDAC, and the Selling Shareholders. In accordance with the terms of Exchange Agreement, on the Closing Date, the Company issued 20,000,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of DDAC (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Shareholders acquired 21.93% of the Company’s issued and outstanding common stock, DDAC became a wholly-owned subsidiary of the Company, and the Company acquired the business and operations of DDAC.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Since the Company completed a reverse merger in July 31, 2012 and the accounting acquirer (DDAC) inception date is January 25, 2012, there is no comparison for the same period in prior year.

Net revenue for the three months ended March 31, 2013 was $4,756 since the Company started operations in first quarter of 2013.

Selling, general and operating expenses (S,G&A)

S,G&A for the three months ended March 31, 2013 were $2,287,931 and for the three months ended March 31, 2012 were $53,004. S,G&A for the three months ended March 31, 2013 is mainly consisted of $908,006 share based compensation, $816,409 of accrued legal expenses related to Ironridge case, $294,128 for payroll expenses and the rest is for daily operating expense for the Company.

Interest expense

Interest expense totaled $293,010 during the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Change in derivative liability

Change in derivative liability totaled $564,061 during the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012. The change was mainly related to the increase in fair value of the derivative liability which was the result of an increase in our stock prices.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash of $2,106 and working capital deficit of $2,900,673. The Company issued a total of $401,398 in note payables from third party and related party for the three months ended March 31, 2013.

For the three months ended March 31, 2013, net cash used from operations was $394,861.  The use was primarily due to net operating losses of $3,140,246 and offset by non-cash expense of $2,433,638.

For the three months ended March 31, 2013, net cash used in investing activities was $18,490.  The use was primarily due to additional investing in our intellectual property and technology development.

To date, we have financed our operations through the issuance of common stock and securities convertible into common stock.  Given estimates of our Company's future operating results, we are currently forecasting that we may need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the net cash necessary, after accounting for operating income, to implement our current business plan for the next twelve months is approximately $1,000,000.  As of March 31, 2013, we had a cash balance of approximately $2,100.  We cannot provide any assurances that we will be able to raise the additional funds necessary to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $1,000,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.  We also cannot provide any assurances that we will be able to receive additional funds under our current and future lines of credit.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2012.  We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time.  We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur.  The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of March 31, 2013, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

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

Risks Related to Our Business and Industry

We have a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We just started generating revenues during March 2013. We face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

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

We are currently engaged in an effort to expand our operations both domestically and internationally, as well as grow our content base and develop our technology platform across more devices. Many of our systems and operational practices implemented now at our earlier stage with limited resources will require undertaking efforts to migrate the vast majority of our systems to cloud-based processors. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

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

We intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

·	The need for continued development of our financial and information management systems;
·	The need to manage strategic relationships and agreements with content providers; and
·	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

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

i)	As of March 31, 2013, the Company did not have a separate functioning audit committee.

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

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$5.00 per share or an exercise price of less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period commencing January 25, 2013 and ending March 12, 2013, the Company issued Martin W. Greenwald a total of 2,900,000 shares of Company common stock in consideration for payment for services provided under the terms of Mr. Greenwald’s employment agreement with the Company.  Mr. Greenwald is the Company’s Chief Executive Officer, Chief Financial Officer and a director of the Company. The shares were issued without restriction under the Form S-8 previously filed by the Company.

On February 1, 2013, the Company issued David Altshuler a total of 300,000 shares of Company common stock in consideration for payment for legal services provided to the Company.  Mr. Altshuler is Company’s Corporate Secretary. The shares were issued without restriction under the Form S-8 previously filed by the Company.

On February 1, 2013, the Company issued 318,182 restricted shares of Company common stock to a law firm in consideration for payment for legal services provided to the Company.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the law firm and the Company.

On February 11, 2013, the Company issued 150,000 restricted shares of Company common stock to a consultant in consideration for payment for services provided to the Company.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the consultant and the Company.

On February 11, 2013, the Company issued 150,000 restricted shares of Company common stock to a holder of a Company promissory note in consideration for payment for interest accrued under the promissory note.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the promissory note holder and the Company.

On February 11 and 13, 2013, the Company issued a total of 415,534 restricted shares of Company common stock to 5 accredited investors in consideration for debt conversion in the amount of $18,565 and cash proceeds of $31,199.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only 5 investors all of which are accredited investors; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the accredited investors and the Company.

On February 26, 2013, the Company issued 200,000 restricted shares of Company common stock to a consultant in consideration for payment for services provided to the Company.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the consultant and the Company.

On March 28, 2013, the Company issued a consultant a total of 100,000 shares of Company common stock in consideration for payment for services provided to the Company.  The shares were issued without restriction under the Form S-8 previously filed by the Company.

On March 29, 2013, the Company issued 200,000 restricted shares of Company common stock to a law firm in consideration for payment for legal services provided to the Company.  The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one investor who was an accredited investor; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the issuance of the securities took place directly between the law firm and the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

The discussion under Part II/Item I “Legal Proceedings” regarding the Ironridge final arbitration award is incorporated herein by reference.

ITEM 6.

EXHIBITS

Exhibit

Number

Description

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief

  Executive Officer and Chief Financial Officer (1)

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief

  Financial Officer and Chief Financial Officer (1)

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