Form 10-Q/A
period 2013-03-31
Digital Development Group Corp
filed 2013-07-19
CIK 1379699

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 15, 2013: 62,118,383 common shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of The Digital Development Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Exhibit

Number

Description

  31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief

  Executive Officer and Chief Financial Officer

  32

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief

  Financial Officer and Chief Financial Officer

101

XBRL (eXtensible Business Reporting Language)*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: July 19, 2013	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4