Form 10-Q
period 2013-06-30
Digital Development Group Corp
filed 2013-08-19
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

.

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 15, 2013: 62,950,216 common shares

FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission (the “SEC”).  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

		Page Number
PART I.	FINANCIAL INFORMATION	4

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as at June 30, 2013(unaudited) and December 31, 2012	5

	Condensed Consolidated Statements of Operations For the three and six months ended June 30, 2013 and for the period January 25, 2012 (Date of Inception) to June 30, 2013(unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and for the period January 25, 2012 (Date of Inception) to June 30, 2013(unaudited)	7

	Notes to the Condensed Consolidated Financial Statements(unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

	SIGNATURES.	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) (a Pre-exploration stage company) at June 30, 2013 unaudited (with comparative figures as at December 31, 2012) and the condensed statements of operations unaudited for the three and six months ended June 30, 2013 and for the period from January 25, 2012 (date of inception) to June 30, 2013 and the condensed statements of cash flows unaudited for the six months ended June 30, 2013 and for the period from January 25, 2012 (date of inception) to June 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets
Cash	$199	$831
Prepaid expense	202,346	332,977
Total current assets	202,545	333,808

Equipment, net	25,978	15,429
Intangible assets, net	216,591	247,142
Debt issuance costs	106,012	127,214
TOTAL ASSETS	$551,126	$723,593

LIABILITIES
Current Liabilities
Bank overdraft	$24,061	$1,616
Accounts payable	96,231	28,889
Accrued liabilities	1,451,269	143,840
Related party note payable	89,246	-
Other liabilities	60,000	60,000
Notes payable, net of discount	1,648,452	612,190
Derivative liability	547,835	137,353

Total current liabilities	3,917,094	983,888

Contingent liability (note 10)	160,458	143,488

TOTAL LIABILITIES	4,077,552	1,127,376
STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, par value $0.001, 61,989,216 and 57,050,000 shares issued and outstanding
	61,989	57,050
Common stock subscribed	65,000	-
Additional paid in capital (1)	2,182,358	1,097,817
Accumulated deficit	(5,835,773)	(1,558,650)
Total stockholders' deficit	(3,526,426)	(403,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$551,126	$723,593

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net revenue	$22,597	$-	$27,353	$-

Operating expenses
General and administrative	1,121,886	513,057	3,409,817	566,062
Total operating expenses	1,121,886	513,057	3,409,817	566,062

Operating loss	(1,099,289)	(513,057)	(3,382,464)	(566,062)

Other (income) expenses
Interest expense	263,779	9,459	556,789	9,459
(Gain) loss on derivative liability	(226,191)	-	337,870	-
Total other (income) expenses	37,588	9,459	894,659	9,459

Loss before income taxes	(1,136,877)	(522,516)	(4,277,123)	(575,521)

Provision for income taxes	-	-	-	-

Net loss	$(1,136,877)	$(522,516)	$(4,277,123)	$(575,521)

Earnings per share - basic and diluted	(0.02)	(0.01)	(0.07)	(0.01)

Weighted average shares outstanding - basic and diluted (2)	61,989,216	73,500,000	60,467,025	73,500,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2013	June 30, 2012
Operating Activities
Net loss	$(4,277,123)	$(575,521)

Adjustments to reconcile net loss to cash flows used in operating activities

Depreciation & amortization expense	46,844	-
Stock based compensation	983,503	-
Interest expense - beneficial conversion features
new note and discount amortization	464,805	-
Interest expense - contingencies	16,970	9,459
Change in fair value of derivative liability	337,870	-
Changes in operating assets and liabilities:
Debt issuance cost	21,202	-
Prepaid expense	130,631	(335,825)
Accounts payable	67,342	258,863
Accrued liabilities	1,157,429	15,472
Other accrued liabilities	-	72,625
Cash flows used in operating activities	(1,050,526)	(554,927)

Investing Activities
Purchase of intangible assets	(12,767)	(18,675)
Purchase of equipment	(14,075)	(2,091)
Cash flows used in investing activities	(26,842)	(20,766)

Financing Activities
Bank overdraft	22,445	-
Proceeds from notes payable	931,291	616,775
Payments on notes payable	(72,445)	-
Related party note payable	89,246	-
Common stock subscription	65,000	-
Stock issued for cash	41,199	-
Cash flows provided by financing activities	1,076,736	616,775

Change in cash during period	(632)	41,082

Cash, beginning of period	831	-
Cash, end of period	$199	$41,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim condensed financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Going Concern

The Company has minimal revenue and has incurred losses since its inception on January 25, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

There is no assurance that the Company will ever be profitable. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, we have no cash equivalents.

Equipment

Equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three years.  Depreciation expense for the six months ended June 30, 2013 was $3,526. There was no depreciation expense for the period ended June 30, 2012.

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized.

We amortize the cost of intangible assets over their estimated useful lives, which range up to three years, unless such lives are deemed indefinite. Our domains and IP development has been amortized because the Company began its production in the first quarter of 2013. Amortization expenses for the six months ended June 30, 2013 and 2012 amounted to $43,318 and $0, respectively.

Intangible assets are tested in each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to intangible assets for the period ended June 30, 2013 and 2012.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows and refer to note 9 for details.:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Income Taxes

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an in tangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its condensed consolidated financial statements and related disclosures.

4.

Prepaid Expense

The components of prepaid expense were as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Prepaid services	$-	$216,667
Royalties advance	202,346	116,310
Total prepaid expense	$202,346	$332,977

5.

EQUIPMENT, NET

Equipment consists of the following:

	June 30, 2013	December 31, 2012
	(unaudited)
Furniture and equipment	$29,504	$15,429
Leasehold improvements	40,871	40,871
Less: Accumulated depreciation and amortization	(44,397)	(40,871)
Total property and equipment, net	$25,978	$15,429

6.

INTANGIBLE ASSETS, NET

The components of intangible assets were as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Content Delivery Asset	$259,909	$247,142
Less: Accumulated amortization	(43,318)	-
Total intangible assets, net	$216,591	$247,142

The Company began amortizing the intangible asset in the first quarter as it began generating revenue and was placed into commercial use. The estimated useful life of the content delivery asset is three years.

7.

OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost as other assets from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense. Amortization expense for the six months ended June 30, 2013 amounted to $21,202 and $0 for the six months ended June 30, 2012. The balance of debt issuance costs as of June 30, 2013 and December 31, 2012 are $106,012 and $127,214, respectively.

8.

NOTES PAYABLE, NET

Notes payable consisted of the following as of June 30, 2013

	June 30, 2013 (Unaudited)	December 31, 2012

Convertible notes payable to Coventry Capital, LLC, net of discount	$602,356	$235,923
Convertible note payable to Stuart Subotnik, net of discount	214,001	180,802
Note payable to Ironridge	-	150,000
Note payable to QuickLoan Funding	130,700	-
Notes payable to Charlie Sheen	537,500	-
Convertible note payable to Tonaquint, net of discount	48,246	-
Other notes payable, net of discount	115,649	45,465

Total notes payable, net of discount	$1,648,452	$612,190

Coventry Capital, LLC Notes

During 2012, the Company issued a total of $950,000 convertible notes payable to Coventry Capital, LLC. These convertible promissory notes are payable on demand and carried an interest rate of 1% per month (simple interest), until the closing of the voluntary share exchange transaction contemplated under the letter of intent. Thereafter, the interest rate shall adjust to 3% per year, simple interest. Upon closing of the voluntary share exchange transaction contemplated under the letter of intent, the unpaid principal and any accrued and unpaid interest shall be immediately due and payable upon written demand by the holder at any time.

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature.  The Company recognized $357,668 and $0 of interest expense for the amortization of the discount during the six months ended June 30, 2013 and 2012, respectively.

In January 2013, the Company borrowed an additional $10,000 from Coventry Capital, LLC.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants. The Company recognized $33,200 and $0 of interest expense for the amortization of the discount during the six months ended June 30, 2013and 2012, respectively.

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

QuickLoan Funding

On March 13, 2013, The Company, entered into a Promissory Note (the “Promissory Note”) with QuickLoan Funding, an accredited lender (the “Lender”).  Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded.  Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000.   All amounts advanced by Lender are subject to a 10% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Promissory Note.  The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date.  If the Company repays the Note in full within the first ninety days after the effective date, then the interest rate is zero percent.  If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of twelve percent shall be applied to the unpaid principal. In the second quarter of 2013, the Company received additional $20,700 from the lender.

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

Charlie Sheen

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013. During the three months ended June 30, 2013, the Company borrowed an additional $390,000 from Mr. Sheen and repaid $2,500 to Mr. Sheen under the same terms as the Promissory Note.

Tonaquint Convertible note

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

The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a total debt discount of $111,412 representing the value of the embedded conversion feature of $23,804, additional debt discount of $47,608 for the fair value of the warrants, and $40,000 original issue discount and fees. The Company recognized $19,661 and $0 of interest expense for the amortization of the discount during the six months ended June 30, 2013and 2012, respectively.

Other Notes Payable

During the six months ended June 30, 2013, the Company borrowed a net total of $70,184 from several individuals under notes payable.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations.  The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000.  The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company has $89,246 outstanding under the loan agreement as June 30, 2013.

NOTE 9 – DERIVATIVE LIABILITY

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the six months ended June 30, 2013:

Amount

Derivative Liability balance, January 1, 2013	$137,353

Issuance of derivative financial instrument in 2013	86,439

Conversion of debt in 2013	(13,827)

Change in FMV of derivative liability	337,870

Derivative liability balance, June 30, 2013	$547,835

NOTE 10 – COMITMENTS AND CONTINGENCIES

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

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $160,458 as of June 30, 2013, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the condensed consolidated financial statements of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the final arbitration award.  The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment. The Company recorded an accrual of $960,000 under accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2013 related to this case.

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

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expires on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month.  Rent expense for the period from January 25, 2012 to June 30, 2013 was $34,310.

NOTE 11 - COMMON STOCK

From January 1, 2013 to June 30, 2013, the Company issued 4,168,182 common shares for services provided, 352,234 common shares for cash, 268,800 common shares upon conversion of a note payable and 150,000 common shares in connection with a note payable as additional interest. For the three month ended June 30, 2013, the Company recognized expenses of $983,503 for the value of the shares issued.

As of 06/30/13, the Company has received $65,000 in common stock subscription for the purchase of its common stock which is issued subsequently in July 2013.

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

Total stock-based compensation expense included in general and administrative expense for the period from January 25, 2012 to June 30, 2013 was $456,970.

As of June 30, 2013, there was $586,187 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	3,370,000	$0.11	9.50	$	−
Granted	7,950,000	0.10	5.56		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2013	11,320,000	$0.10	6.72	$	−
Exercisable at June 30, 2013	2,926,667	$0.10	7.99	$	−

NOTE 13 – SUBSEQUENT EVENTS

On July 25, 2013 the Company entered into a Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $42,500 Convertible Promissory Note (the “Note”).  The Note accrues interest at the rate of 8% per annum; is due and payable on April 24, 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion.  The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default.

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

Overview of Business

The Company develops technologies that provide content owners distribution capabilities across multiple platforms using existing internet protocol (“IP”) services. The Company’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand services by connecting to users’ IP services. The Company’s technology is intended to help content owners distribute and monetize their products by delivery to OTT devices.  As of the date of this report, the Company has launched 10 channels on the Roku Channel Store, including Media Blasters, Cinema Libre Studio, Kontakt TV, Something Weird, Synapse Films, Sci-Fi Station, Silent Era Films, and G2R Media. The Company plans to launch additional channels.  Our business is based in Hollywood, California.

The Company commenced generating revenues from monthly subscribers during March 2013.  As of the date of this report, the Company has approximately 2100  monthly subscribers.

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

Results For Three and Six Months Ended June 30, 2013 and 2012

Since the Company completed a reverse merger in July 31, 2012 and the accounting acquirer (DDAC) inception date is January 25, 2012, a comparison for the same period in prior year is not meaningful.

Net revenue for the three and six months ended June 30, 2013 was $22,597 and $27,353 respectively. The Company had no revenues during the same periods in 2012.

Selling, general and operating expenses (S,G&A)

S,G&A for the three and six months ended June 30, 2013 were $1,121,886 and $3,409,817 respectively, compared to $513,057 and $566,062 for the three and six months ended June 30, 2012, respectively.  S,G&A for the three months ended June 30, 2013 mainly consisted of approximately $205,000 share based compensation, $386,000 for payroll expenses and the rest is for daily operating expense for the Company. S,G&A for the six months ended June 30, 2013 mainly consisted of approximately $983,000 share based compensation, $960,000 of accrued legal expenses related to Ironridge case, $680,000 for payroll expenses and the rest is for daily operating expense for the Company.

Interest expense

Interest expense totaled $263,779 and $556,789 respectively during the three and six months ended June 30, 2013. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Change in derivative liability

Change in derivative liability gain totaled $226,191 during the three months ended June 30, 2013 and amounted to a loss of $337,870 for the six months ended June 30, 2013. The change was mainly related to the decrease in fair value of the derivative liability which was the result of the change in our stock prices.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash of $199 and working capital deficit of $3,714,549. The Company issued a total of $931,291 in note payables for the six months ended June 30, 2013.

For the six months ended June 30, 2013, net cash used in operations was $1,050,526.  The use was primarily due to net operating losses of approximately $4,277,000 and offset by non-cash expense of about $1,850,000 and accrual of additional $960,000 from loss in arbitration and related fees.

For the six months ended June 30, 2013, net cash used in investing activities was $26,842.  The use was primarily due to additional investing in our intellectual property and technology development.

To date, we have financed our operations through the issuance of common stock and securities convertible into common stock.  Given estimates of our Company’s future operating results, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $500,000.  As of June 30, 2013, we had a cash balance of approximately $199.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $500,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.  We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of June 30, 2013, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended June 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. We must respond to technological changes affecting both our customers and content providers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•

Effectively developing, using and integrating new technologies;

•

Continuing to develop our technical expertise;

•

Enhancing our engineering and system designs;

•

Developing products that meet changing customer needs;

•

Advertising and marketing our products; and

•

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2013 the Company entered into a Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $42,500 Convertible Promissory Note (the “Note”).  The Note accrues interest at the rate of 8% per annum; is due and payable on April 24, 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion.  The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default.  The foregoing is only a brief description of the material terms of the Note Purchase Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note to the one accredited investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

The information in Item 2 above is incorporated by reference herein to this Item 5.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

10.25	Securities Purchase Agreement dated July 22, 2013 with Asher Enterprises, Inc.

10.26	Convertible Promissory Note dated July 22, 2013 with Asher Enterprises, Inc.

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)

32	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: August 19, 2013	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)