Form 10-Q
period 2013-09-30
Digital Development Group Corp
filed 2013-11-27
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

         .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form 7/1/13 to 9/30/13

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .  No      ..

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

November 14, 2013: 71,737,873common shares

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

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) (a Pre-exploration stage company) at September 30, 2013 unaudited (with comparative figures as at December 31, 2012) and the condensed statements of operations unaudited for the three and nine months ended September 30, 2013 and September 30, 2012and the condensed statements of cash flows unaudited for the nine months ended September 30, 2013 and September 30, 2012  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(unaudited)	2012
ASSETS
Current Assets
Cash	$11,824	$831
Prepaid expense	203,063	332,977
Total current assets	214,887	333,808

Equipment, net	26,585	15,429
Intangible assets, net	214,852	247,142
Debt issuance costs	95,411	127,214
TOTAL ASSETS	$551,735	$723,593

LIABILITIES
Current Liabilities
Bank overdraft	$-	$1,616
Accounts payable	100,108	28,889
Accrued liabilities	488,554	143,840
Related party note payable	87,696	-
Other liabilities	-	60,000
Notes payable, net of discount	1,901,323	612,190
Derivative liability	266,913	137,353
Total current liabilities	2,844,594	983,888

Contingent liability (note 10)	1,129,251	143,488

TOTAL LIABILITIES	3,973,845	1,127,376

STOCKHOLDERS' DEFICIT
Common stock, 200,000,000 shares authorized, par value $0.001, 68,383,549 and 57,050,000 shares issued and outstanding
	68,384	57,050
Common stock subscribed	45,000	-
Additional paid in capital (1)	2,592,406	1,097,817
Accumulated deficit	(6,127,900)	(1,558,650)
Total stockholders' deficit	(3,422,110)	(403,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$551,735	$723,593

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net revenue	$25,529	$-	$52,223	$-

Operating expenses
General and administrative	425,019	1,459,517	3,834,177	2,009,816
Total operating expenses	425,019	1,459,517	3,834,177	2,009,816

Operating loss	(399,490)	(1,459,517)	(3,781,954)	(2,009,816)

Other (income) expenses
Interest expense	357,558	-	914,347	-
(Gain) loss on derivative liability	(464,921)	-	(127,051)	-
Total other (income) expenses	(107,363)	-	787,296	-

Loss before income taxes	(292,127)	(1,459,517)	(4,569,250)	(2,009,816)

Provision for income taxes	-	-	-	-

Net loss	$(292,127)	$(1,459,517)	$(4,569,250)	$(2,009,816)

Earnings per share - basic and diluted	(0.00)	(0.02)	(0.07)	(0.03)

Weighted average shares outstanding - basic and diluted (2)	64,098,443	60,345,154	61,714,138	60,345,154

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Digital Development Group Corp.
(formerly Regency Resources, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2013	September 30, 2012
Operating Activities
Net loss	$(4,569,250)	$(2,009,816)

Adjustments to reconcile net loss to cash flows used in operating activities

Depreciation & amortization expense	71,240	1,839
Stock based compensation	738,094	435,000
Shares issued for services	537,636	-
Debt discount amortization	667,413	-
Interest expense – noncash	18,001	-
Interest expense - beneficial conversion features new note and discount amortization	-	561,828
Interest expense - contingencies	846,093	136,085
Change in fair value of derivative liability	(127,051)	-
Debt issue costs	31,803	-
Changes in operating assets and liabilities:
Other receivables	-	(38,464)
Prepaid expense	129,914	(82,125)
Accounts payable	71,219	42,990
Accrued liabilities	284,714	25,125
Other accrued liabilities	-	6,295
Cash flows used in operating activities	(1,300,174)	(921,243)

Investing Activities
Purchase of intangible assets	(32,687)	(207,194)
Purchase of equipment	(17,419)	(34,004)
Cash flows used in investing activities	(50,106)	(241,198)

Financing Activities
Bank overdraft	(1,616)	-
Proceeds from notes payable	1,197,791	1,192,026
Payments of notes payable	(72,445)	-
Related party note payable	87,696	-
Common stock subscription	65,000	-
Stock issued for cash	61,119	-
Cash flows provided by financing activities	1,337,625	1,192,026

Change in cash during period	(12,655)	29,585

Cash, beginning of period	831	-
Cash, end of period	$(11,824)	$29,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES

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

For the nine months ended September 30, 2013, the Company has generated revenues of $52,223 and is no longer a development stage company.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim condensed financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

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

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, we have no cash equivalents.

Equipment

Equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three years.  Depreciation expense for the nine months ended September 30, 2013 was $6,263. There was no depreciation expense for the period ended September 30, 2012.

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized.

We amortize the cost of intangible assets over their estimated useful lives, which range up to three years, unless such lives are deemed indefinite. Our domains and IP development has been amortized because the Company began its production in the first quarter of 2013. Amortization expenses for the nine months ended September 30, 2013 and 2012 amounted to $64,977 and $0, respectively.

Intangible assets are tested in each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to intangible assets for the period ended September 30, 2013 and 2012.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows and refer to note 9 for details:

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

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its condensed consolidated financial statements and related disclosures.

4. Prepaid Expense

The components of prepaid expense were as follows:

	September 30, 2013	December 31, 2012
	(unaudited)
Prepaid services	$1,217	$216,667
Royalties advance	201,846	116,310
Total prepaid expense	$203,063	$332,977

5. EQUIPMENT, NET

Equipment consists of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
Furniture and equipment	$29,922	$15,429
Leasehold improvements	2,926	40,871
Less: Accumulated depreciation and amortization	(6,263)	(40,871)
Total property and equipment, net	$26,585	$15,429

6. INTANGIBLE ASSETS, NET

The components of intangible assets were as follows:

	September 30, 2013	December 31, 2012
	(unaudited)
Content Delivery Asset	$279,829	$247,142
Less: Accumulated amortization	(64,977)	-
Total intangible assets, net	$214,852	$247,142

The Company began amortizing the intangible asset in the first quarter as it began generating revenue and was placed into commercial use. The estimated useful life of the content delivery asset is three years.

7. OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost as other assets from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense. Amortization expense for the nine months ended September 30, 2013 amounted to $31,803 and $0 for the nine months ended September 30, 2012. The balance of debt issuance costs as of September 30, 2013 and December 31, 2012 are $95,411 and $127,214, respectively.

8. NOTES PAYABLE, NET

Notes payable consisted of the following as of September 30, 2013

	September 30, 2013 (Unaudited)	December 31, 2012

Convertible notes payable to Coventry Capital, LLC, net of discount	$781,179	$235,923
Convertible note payable to Stuart Subotnik, net of discount	230,601	180,802
Note payable to Ironridge	-	150,000
Asher Enterprises	138,000	-
Note payable to QuickLoan Funding	13,988	-
Notes payable to Charlie Sheen	537,500	-
Convertible note payable to Tonaquint, net of discount	67,910	-
Other notes payable, net of discount	132,146	45,465

Total notes payable, net of discount	$1,901,323	$612,190

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature.  The Company recognized $536,462 and $0 of interest expense for the amortization of the discount during the nine months ended September 30, 2013 and 2012, respectively.

In January 2013, the Company borrowed an additional $10,000 from Coventry Capital, LLC.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants. The Company recognized $49,800 and $0 of interest expense for the amortization of the discount during the nine months ended September 30, 2013and 2012, respectively.

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

QuickLoan Funding

On March 13, 2013, The Company, entered into a Convertible Promissory Note (the “Convertible Promissory Note”) with QuickLoan Funding, an accredited lender (the “Lender”).  Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Convertible Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded.  Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000.   All amounts advanced by Lender are subject to a 10% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Convertible Promissory Note.  The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date.  If the Company repays the Note in full within the first ninety days after the effective date, then the interest rate is zero percent.  If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of twelve percent shall be applied to the unpaid principal. In the second quarter of 2013, the Company received additional $20,700 from the lender.

The Lender has the right, at any time from 180 days after the effective date, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest under the Convertible Promissory Note into shares of Company common stock at the conversion price.  The conversion price is the lesser of $0.20 per share, or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion.  The Lender also has piggyback registration rights to have the shares it would receive upon conversion of the Promissory Note included within the next registration statement which the Company may file with the Securities and Exchange Commission.

Charlie Sheen

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013. During the three months ended September 30, 2013, the Company borrowed an additional $390,000 from Mr. Sheen and repaid $2,500 to Mr. Sheen under the same terms as the Promissory Note.

Tonaquint Convertible note

On April 3, 2013, the Company, entered into a Securities Purchase Agreement, Secured Convertible Promissory Note, Security Agreement, Warrant, Deed of Trust, Deed of Trust Notes, Confession of Judgment and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Secured Convertible Promissory Note in the principal amount of $340,000.00 (the “Note”). The Company is obligated to commence repayment of the Note on the 180 th day after the Note issuance date by making monthly installments of $28,333.  Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock at the market price (the “Market Price”) which means 60% of the arithmetic average of the three (3) lowest volume weighted average pricing “VWAP” of the shares of Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment.  Additionally, if the Company pays the installment payment in Company common stock, then 23 days following the installment payment date the Buyer shall receive additional shares of Company common stock if the Market Price on the 23 rd day is less than the Market Price on the installment payment date.  The entire outstanding balance under the Note is due and payable 17 months after the date of issuance.  The Note bears interest at the rate of eight percent (8%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum.  The Note carries an original issue discount of $30,000.  In addition, the Company agreed to pay $10,000 to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

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

The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a total debt discount of $111,412 representing the value of the embedded conversion feature of $23,804, additional debt discount of $47,608 for the fair value of the warrants, and $40,000 original issue discount and fees. The Company recognized $39,322 and $0 of interest expense for the amortization of the discount during the nine months ended September 30, 2013 and 2012, respectively.

Asher Enterprises Note

On July 25, 2013 the Company entered into a new Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $42,500 Convertible Promissory Note (the “Asher Note”).  The Asher Note accrues interest at the rate of 8% per annum; is due and payable on April 24, 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Asher Note) calculated at the time of conversion.  The Asher Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default.

Other Notes Payable

During the nine months ended September 30, 2013, the Company borrowed a net total of $132,146 from several individuals under notes payable.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations.  The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000.  The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company has $87,696 outstanding under the loan agreement as September 30, 2013.

NOTE 9 – DERIVATIVE LIABILITY

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the nine months ended September 30, 2013:

Amount

Derivative Liability balance, January 1, 2013	$137,353

Issuance of derivative financial instrument in 2013	267,411

Conversion of debt in 2013	(10,800)

Change in FMV of derivative liability	(127,051)

Derivative liability balance, September 30, 2013	$266,913

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

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $160,458 as of September 30, 2013, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the condensed consolidated financial statements of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the final arbitration award.  The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.  The Company recorded an accrual of $960,000 under contingent liability  in the accompanying condensed consolidated balance sheet as of September 30, 2013 related to this case.

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

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expires on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month.  Rent expense for the period from January 25, 2012 to September 30, 2013 was $47,505.

NOTE 11 - COMMON STOCK

From January 1, 2013 to September 30, 2013, the Company issued 6,768,182  common shares for services provided, 796,567  common shares for cash, 3,618,800 common shares upon conversion of a note payable and 150,000 common shares in connection with a note payable as additional interest. For the three month ended September 30, 2013, the Company recognized expenses of $51,500 for the value of the shares issued.

As of September 30, 2013, the Company has received $65,000 in stock subscription for the purchase of its common stock. In July 2013, the Company issued 288,883 shares for $20,000 of its stock subscriptions.

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

Total stock-based compensation expense included in general and administrative expense for the period from January 1, 2013 to September 30, 2013 was $683,813.

As of September 30, 2013, there was $231,717 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2012	3,370,000	$0.11	9.50	$	−
Granted	7,950,000	0.10	5.06		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at September 30, 2013	11,320,000	$0.10	6.22	$	−
Exercisable at September 30, 2013	3,926,667	$0.10	6.85	$	−

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

Overview of Business

The Company develops technologies that provide content owners distribution capabilities across multiple platforms using existing internet protocol (“IP”) services. The Company’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand services by connecting to users’ IP services. The Company’s technology is intended to help content owners distribute and monetize their products by delivery to OTT devices.  As of the date of this report, the Company has launched 8 channels on the Roku Channel Store, including Media Blasters, Cinema Libre Studio, Kontakt TV, Something Weird, Synapse Films, Sci-Fi Station, Silent Era Films, and G2R Media. The Company plans to launch additional channels.  Our business is based in Hollywood, California.

The Company commenced generating revenues from monthly subscribers during March 2013.  As of the date of this report, the Company has approximately 1,500 monthly subscribers.

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

Results For Three and Nine Months Ended September 30, 2013 and 2012

Net revenue for the three and nine months ended September 30, 2013 was $25,529 and $52,223 respectively. The Company had no revenues during the same periods in 2012.

Selling, general and operating expenses (S,G&A)

S,G&A for the three and nine months ended September 30, 2013 were $425,019  and $3,834,177  respectively, compared to $1,459,517 and $2,009,816 for the three and nine months ended September 30, 2012, respectively. S,G&A for the three months ended September 30, 2013 mainly consisted of approximately $226,843  share based compensation, $62,186 for payroll expenses, and the rest is for daily operating expense for the Company. S,G&A for the nine months ended September 30, 2013 mainly consisted of approximately $738,094 share based compensation, $960,000 of accrued legal expenses related to Ironridge case, $743,000 for payroll expenses, and the rest is for daily operating expense for the Company.

Interest expense

Interest expense totaled $357,558 and $914,347  respectively during the three and nine months ended September 30, 2013. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Change in derivative liability

Change in derivative liability gain totaled $464,921  during the three months ended September 30, 2013 and amounted to a gain of $127,051  for the nine months ended September 30, 2013. The change was mainly related to the decrease in fair value of the derivative liability which was the result of the change in our stock prices.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash of $11,824 and working capital deficit of $2,629,707. The Company issued a total of $931,291 in note payables for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, net cash used in operations was $1,300,174 .  The use was primarily due to net operating losses of approximately $4,569,250 and offset by non-cash expense of about $2,783,229  and accrual of additional $485,847  from daily operating expenses. .

For the nine months ended September 30, 2013, net cash used in investing activities was $50,106 .  The use was primarily due to additional investing in our intellectual property and technology development.

To date, we have financed our operations through the issuance of common stock and securities convertible into common stock.  Given estimates of our Company’s future operating results, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability.  As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,200,000.  As of September 30, 2013, we had a cash balance of approximately $12,000.  However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of $1,200,000; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability.  We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	As of September 30, 2013, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may not have the ability to pay our convertible notes when due. The Company has issued convertible promissory notes totaling $1,894,330 as of the date of this Form 10Q.  The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. Upon the occurrence of certain events of default (including conditions outside of our control) and upon maturity, the convertible notes may be converted into shares of Company common stock by the note holders, and the conversion prices are at a discount to the then current trading price of our common stock.  As of the date of this report, the Company has issued a total of 3,768,800 shares of Company common stock upon conversion of the convertible notes, and the Company expects such conversions to continue.  As shares of our common stock are issued due to conversion of the convertible notes, the ownership interests of existing stockholders have been diluted and will continue to be diluted.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2013 the Company entered into a Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $32,500 Convertible Promissory Note (the “Note”).  The Note accrues interest at the rate of 8% per annum; is due and payable on June 6, 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion.  The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default.  The foregoing is only a brief description of the material terms of the Note Purchase Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note to the one accredited investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

On October  31, 2013 the Company entered into a Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $27,500 Convertible Promissory Note (the “Note”).  The Note accrues interest at the rate of 8% per annum; is due and payable on August 4, 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion.  The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default.  The foregoing is only a brief description of the material terms of the Note Purchase Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note to the one accredited investor was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

From January 1, 2013 to September 30, 2013, the Company issued 6,730,682 common shares for services provided, 834,067 common shares for cash, 3,618,800 common shares upon conversion of a note payable and 150,000 common shares in connection with a note payable as additional interest. For the three month ended September 30, 2013, the Company recognized expenses of $51,500 for the value of the shares issued.

As of September 30, 2013, the Company has received $65,000 in common stock subscription for the purchase of its common stock which was issued in July 2013.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

The information in Item 2 above is incorporated by reference herein to this Item 5.

ITEM 6.

EXHIBITS

Exhibit
Number	Description

10.27	Securities Purchase Agreement dated September 4, 2013 with Asher Enterprises, Inc.
10.28	Convertible Promissory Note dated September 4, 2013 with Asher Enterprises, Inc.
10.29	Securities Purchase Agreement dated October 31, 2013 with Asher Enterprises, Inc.
10.30	Convertible Promissory Note dated October 31, 2013 with Asher Enterprises, Inc.
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)
32	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)
Date: November 27, 2013	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)