Form 10-Q/A
period 2013-09-30
Digital Development Group Corp
filed 2013-12-09
CIK 1379699

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 14, 2013: 71,737,873 common shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of The Digital Development Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 27, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: December 9, 2013	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3