Form 10-K
period 2013-12-31
Digital Development Group Corp
filed 2014-05-02
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53611

THE DIGITAL DEVELOPMENT GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0515726
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6630 West Sunset Blvd., Los Angeles, California  90028

(Address of principal executive offices)  (Zip Code)

(800) 783-3128

Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Yes      . No  X .

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as of the last business day of the registrant's most recently completed first fiscal quarter as reported on the OTC Markets ($0.03 per share), was approximately $1,882,211.00.

As of March 31, 2014, there were 106,340,371 shares of the registrant's common stock outstanding. The common stock is the registrant's only class of stock currently outstanding.

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

DDAC Transaction

On July 31, 2012, DDAC entered into an agreement to acquire from Digitally Distributed, LLC, a Delaware limited liability company (“DDLLC”), certain tangible and intangible property including certain intellectual property related to a web-based multi-tiered billing infrastructure and software and other means of syndicating and encoding media content, in exchange for the issuance by DDAC to DDLLC of 13,500,000 shares of DDAC common stock pursuant to a subscription agreement by and between DDAC and DDLLC dated July 31, 2012. It was represented to DDG that DDAC’s technology and assets were focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand (“VOD”) services by connecting to users’ internet protocol (“IP”) services. It was further represented to DDG that DDAC’s technology will help content owners distribute and monetize their products by delivery to OTT devices.

OTT Market & Strategy

We are focused on the opportunity presented by OTT content, which is defined as the online delivery of video and audio to consumer devices without the Internet Service Provider (“ISP”) being involved in the control or distribution of the content itself.

OTT content is a fast growing market and one that we believe presents opportunities for media content providers to deliver such media to the consumer for a monthly subscription fee. Cisco had forecasted that the sum of all video will exceed 91 percent of global consumer Internet traffic by 2014. The Diffusion Group estimated that by the same year, OTT television revenues would reach $5.6 billion. This was supported by such findings as the fact that as of 2009, sixty two percent (62%) of Americans have watched online video on sites such as YouTube and Hulu, and projections that both fixed and mobile broadband subscribers on a global basis would grow from 585 million as of 2009 to more than 1 billion by 2013.

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

•

Leverage Business Contacts: Management has significant experience in both the entertainment and technology industries and will utilize long-standing relationships to secure beneficial deals with strategic technology partners and potential customers.

•

Robust and Scalable Proprietary Solution: We have developed our own proprietary system which is intentionally designed to be scalable and flexible, providing a full-service, seamless integrated content delivery, monetization, billing and administration platform that can serve the needs and budgets of small content providers and enterprise level applications.

•

Access to Significant Original Content Library: We own and have licensed an intellectual property portfolio of more than 4,000 Titles, of which we are in the process of creating niche programming for the “OTT” players, as part of a syndication strategy which will drive revenues for the Company from subscription and ad based models.

•

Experienced Management Team: We have a very capable senior management team with the experience and proven ability to execute in the market.

•

Proven Partners & Technology Flexibility: The Company’s platform was intentionally designed to support multiple media formats, with a backend that supports PHP, .NET, Python, ColdFusion, Ruby, HTML 5 and Flash; utilizes storage solutions provided by industry leaders Limelight and Rackspace; and provides automated encoding of video content and allows streaming to all of the popular devices, including Apple’s suite of iPhones and iPads.

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

Although Netflix and similar providers have created a large library of content only a small percentage has been migrated to OTT platforms. Given current Management’s history and contacts, we believe we are poised to be the leader in providing owners of niche content a robust platform to re-purpose and monetize their content on an international scale.

The “OTT” platforms like Roku, Apple TV, Boxee etc. each require a customized format for the data encryption and streaming. Facilities may charge upwards of $800 dollars per platform to convert the digital master into the required format.

Currently, content owners are required to pay for all of these conversions in order to get distribution. Many content owners are not interested in making the large upfront investment to take niche content online. This has created the opportunity for our Company.

Business Model

We will use our team of seasoned content acquirers to offer content owners a unique partnership opportunity. We will offer the content owner a transaction whereby the content owner will be able to migrate content to OTT distribution with no upfront expenses and in some cases an advance against future revenues generated by the content

Products and Services

We have created a proprietary solution which is capable of delivering high quality OTT content across multiple platforms, and handling all billing and administrative functionality, including reporting, analytics and integrated digital rights management. Our first “channel” was launched in December 2012.

Monetization methods supported by the platform include(s):

•

Paid Subscriptions (supporting credit card payments, PayPal, etc.)

•

Pay-Per-View (PPV) (Pendin)

•

Free & VIP Subscriptions

•

Discounts & Coupons (Pending)

•

Video Ads in Any Format

•

Interactive Product Placement (Pending)

We give the power back to the content owner, as well as empower the consumers, and create a symbiotic direct-to-consumer relationship for the content owners/distributors without the involvement of other middlemen (such as ISPs or network operators) which can devalue content. We have recently moved to a One-Price Format which allows subscribers to view ALL of our published content for one low monthly subscription fee. As a result and coupled with the launch of our All-In-One Roku App, our subscriber base grew by 67% in one month.

Live, up-to-date reporting allows us to view metrics including:

•

Social media engagement

•

Video analytics

•

Financial reporting

•

Content syndication analysis

Click to Buy Video Media Store Application

One of the “holy grails” for internet-delivered content has been the potential to create impulse buying opportunities for consumers when they view products featured in the online programming. This notion of “click to buy” has certainly been previously attempted, but when handled poorly tends to turn off consumers, who often wish to engage in the passive activity of simply watching their favorite film, television or other programming uninterrupted and without constant “calls-to-action” cluttering the screen. We will be designing and developing a system that will enable impulse buying without overly engaging or distracting the consumer; the consumer will have the control to turn this feature on or off, which when activated, provides the customer with a personalized shopping experience. The system is intended to provide insight into consumer behavior and preferences, which may also be utilized to drive more relevant advertising and commerce opportunities.

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

Employees

The Company currently has 9 full time employees, all of whom have contracts and signed confidentiality agreements.

Name Change

We have recently changed our website and Roku Name from Digidev.tv to The Movie & Music Network. The new name better encapsulates what we have to offer: A Network of Movie, Music, Special Interest, Late Night and other Channels.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC are publicly available free of charge on the Investor section of our website at www.movieandmusicnetwork.com/corporate as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our Code of Ethics is also posted within this section of the website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov. In addition the SEC maintains a Public Reference Room where you can obtain these materials, which is located at 100 F Street, N.E., Washington, D.C. 20549. To obtain more information on the operation of the Public Reference Room call the SEC at 1-800-SEC-0330.

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

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that only generated a limited amount of revenue. As a development stage company, we face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can: develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements; develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products; raise sufficient capital in the public and/or private markets; or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources. To date, our operations have been funded mainly from the proceeds from equity and debt financings. We expect to require substantial additional capital in the near future to develop and market new products, services and technologies. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

We rely on the continued service of our senior management, including our Chief Executive Officer and Chairman, Martin Greenwald and members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations.

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

i)

As of December 31, 2013, the Company did not have a separate functioning audit committee.

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

We may not have the ability to pay our promissory notes when due. The Company has issued convertible and other promissory notes in the amount of approximately $2,286,869 as of December 31, 2013. The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company. Additionally, many of the note holders have the right to declare entire amount of the outstanding debt immediately due and payable upon the occurrence of events of default, which include events such as our late filing of this Annual Report on Form 10-K.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. We have issued numerous convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. For example, our late filing of this Annual Report on Form 10K entitled several of the note holders to increased repayment amounts and interest rates. Also, some of the note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. As shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders are being diluted. As of March 31, 2013, there were 61,783,716 shares outstanding, and this amount increased to 106,340,371 shares outstanding as of March 31, 2014, which was partly as the result of the issuance of shares of Company common stock resulting from the conversion of convertible notes outstanding. The Company expects that note holders will continue to convert and the number of outstanding shares to continue to increase significantly.

We do not have the ability to pay the Ironridge arbitration award and subsequent judgment. On May 24, 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge in the amount of $850,000 plus attorney fees and costs, and on July 10, 2013 the Arbitrator ruled the interim award to be final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs. That award was reduced to a Judgment by the Los Angeles Superior Court on April 1, 2014. The Company does not have adequate cash to pay the judgment. Such judgment will adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment, and/or cause the Company to file for protection under the United States Bankruptcy Code or similar proceedings which could cause all the shareholders to lose the entire value of their investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate offices are located at 6630 West Sunset Blvd., Los Angeles, California 90028, where we lease approximately 5,000 square feet of office space. The lease term, which began on July 1, 2012, expired on November 15, 2013,and is now a month-to-month lease. The average monthly rental payment including utilities and operating expenses for the facility is approximately $6,000.00 per month. We believe the leased office space is in good condition and adequate to meet our current and anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock. Subsequent to the termination, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents. The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. On May 24, 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge in the amount of $850,000 plus attorney fees and costs. On July 10, 2013, the Arbitrator ruled the interim award to be final, awarded Ironridge an additional $110,168 in attorneys’ fees and costs On April 1,2014, the Los Angeles Superior Court reduced such award to a judgment in that about (including the attorney’s fees and costs). The Company does not have adequate cash to pay the arbitration award. The judgment resulting from the arbitration award will adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.

On February 25, 2014, John Knight obtained a Small Claims judgment against the Company for $10,000.00. Mr. Knight has commenced collection procedures which have been wholly ineffective as to this date. The Company will attempt to resolve such judgment with Mr. Knight.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the OTC Markets under the symbol “DIDG”. The table below lists the high and low closing prices per share of our common stock since our stock was first traded on April 5, 2012 through December 31, 2013, as quoted on the OTC Markets and the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”). Prior to that time, there was no public market for our common stock.

For The Year Ended December 31, 2013	High	Low
Fourth Quarter (October 1, 2013 to December 31, 2013)	$0.06	$0.01
Third Quarter (June 30, 2013 to September 30, 2013)	$0.07	$0.03
Second Quarter (April 1, 2013 to June 30, 2013)	$0.10	$0.05
First Quarter (January 1, 2013 to March 31, 2013)	$0.20	$0.05

For The Year Ended December 31, 2012	High	Low
Fourth Quarter (October 1, 2012 to December 31, 2012)	$0.43	$0.09
Third Quarter (June 30, 2012 to September 30, 2012)	$0.87	$0.23
April 5, 2012 to June 30, 2012	$1.35	$0.45

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

As of March 31, 2014, there were approximately 45 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Action Stock Transfer Corp. located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121 and its phone number is (801) 274-1088.

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

Recent Sales of Unregistered Securities

On October 21, 2013, the Company issued 554,324 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $10,000 under the terms of their convertible promissory note dated March 2, 2013.

On October 21, 2013, the Company issued 1,300,000 share of common stock to 4 accredited investors for a purchase price of $.02 per share.

On October 24, 2013, the Company issued 1,500,000 shares of Company common stock to Quickloan Funding/JMJ Financial in consideration of their conversion of $9,000 under the terms of their convertible promissory note dated March 13, 2013.

On November 14, 2013, the Company issued 2,500,000 shares of Company common stock to Quickloan Funding/JMJ Financial in consideration of their conversion of $8,250 under the terms of their convertible promissory note dated March 13, 2013.

On December 2, 2013, the Company issued 3,685,503 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $26,376 under the terms of their convertible promissory note dated March 2, 2013.

On December 6, 2013, the Company issued 3,457,065 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $18,839 under the terms of their convertible promissory note dated March 2, 2013.

On December 11, 2013, the Company issued 3,200,000 shares of Company common stock to Quickloan Funding/JMJ Financial in consideration of their conversion of $10,560 under the terms of their convertible promissory note dated March 13, 2013.

On December 23, 2013, the Company issued 2,000,000 shares to each of their legal counsel in consideration for payment of $20,000 in outstanding legal fees due.

Each of the above issuances of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

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

On January 10, 2014, our board of directors approved the adoption of The Digital Development Group Corp. 2014 Equity Incentive Plan (the "2014 Plan”). Such plan was amended on February 28, 2014. The 2014 Plan is intended to aid The Digital Development Group Corp. (the “Company”) in recruiting and retaining key employees, directors or consultants and to motivate them by providing incentives through the granting of awards of stock options or other stock based awards. The 2014 Plan is administered by the board of directors. Directors, officers, employees and consultants of the Company and its affiliates are eligible to participate under the 2014 Plan. A total of 6,000,000 shares of common stock have been reserved for awards under the 2014 Plan as amended. The summary of the 2014 Plan described above is qualified in its entirety by reference to the 2014 Plan and Amendment which is filed as an exhibit to this Annual Report.

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2014 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	None	None

Equity Compensation Plans Not Approved By security holders	N/A	N/A	N/A

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

Results of Operations

Revenues

Our Company had no revenues for the period from January 25, 2012 (inception) to December 31, 2012, and had $60,311 in revenues for the year ending December 31, 2013. Our activities to date have been primarily centered on establishing relationships with our content suppliers and purchasing content, recruiting personnel, further development of our technology platform, and launching our internet TV channels. Going forward, we plan to continue to purchase content and launch channels. While we are optimistic about the prospects for our Company, since this is a relatively new service offering (and we have not recognized significant revenues to date), there can be no assurance about whether or when our services will generate sufficient revenues with adequate margins in order for our Company to be profitable.

Net Loss and Operating Loss

Our operating loss for the period from January 25, 2012 (inception) to December 31, 2012 was $1,725,086. Our operating loss for the year ended December 31, 2013 was $4,881,849. Our net loss for the period from January 25, 2012 (inception) to December 31, 2012 was $1,558,650. Our net loss for the year ended December 31, 2013 was $10,597,529. Our net loss for the year ended December 31, 2013 consisted of $1,345,414 of interest expense and $4,370,266 loss due to derivative liabilities associated with our convertible notes and warrants.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,725,086 for the period from January 25, 2012 (inception) to December 31, 2012, and 4,942,160 for the year ending December 31, 2013. Included in these expenses for the year ending December 31, 2013 were payroll and related expenses of $1,070,511, stock based compensation expense totaled $921,145, share issued for services totaled $557,599, loss in litigations of $960,000 and professional expenses of $200,179.

Interest expense

Interest expense totaled $682,554 during the period from January 25, 2012 (inception) to December 31, 2012, and totaled $1,345,414 during the year ended December 31, 2013. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Gain on derivative liability

Gain on derivative liability totaled $848,990 during the period from January 25, 2012 (inception) to December 31, 2012, and loss on derivative liability totaled $4,370,266 during the year ended December 31, 2013. The gain was mainly related to the decrease in fair value of the derivative liability which was the result of a decline in our stock prices.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of unregistered equity, warrants and convertible notes payable. As of December 31, 2013, our Company had cash totaling $6,371, current assets totaling $223,657 and total assets of $308,468. We had total liabilities of $8,968,784, contingent liabilities of $1,137,708 and working capital deficit of $7,607,419. Stockholders’ deficit at December 31, 2013 was $8,660,316.

Net cash used in operating activities was $1,360,343 for the period from January 25, 2012 (inception) to December 31, 2012, and was $1,451,420 during the year ended December 31, 2013. The net cash used by operating activities was related to increased activities incurred in ramping up our business operations over the previous period from inception.

Net cash used in investing activities was $303,442 for the period from January 25, 2012 (inception) to December 31, 2012, and was $82,467 during the year ended December 31, 2013. The net cash used in investing activities was mainly attributable to purchase of content.

Net cash provided by financing activities was $1,664,616 for the period from January 25, 2012 (inception) to December 31, 2012, and was $1,539,427 during the year ended December 31, 2013. The net cash provided by financing activities was mainly attributable to proceeds from the issuance of convertible notes, notes payable, and warrants.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion in their opinion on our financial statements through December 31, 2013. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2013, our disclosure controls were not effective at that "reasonable assurance" level.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position	Since
Martin W. Greenwald	72	Chairman, Chief Executive Officer, Interim Chief Financial Officer and Acting President	2012

David Altshuler	65	Corporate Secretary	2012

Bryan Subotnick	50	Director	2014

Martin W. Greenwald, Chairman, Chief Executive Officer, Interim Chief Financial Officer, Acting President

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

Bryan Subotnick, Director

Effective February 3, 2014, Bryan Subotnick was appointed to the Board of Directors of the Company. Mr. Subotnick previously served on the Board of Directors of the Company from August 2012 until March 25, 2013. Mr. Subotnick has served as the Chief Executive Officer and President of NYCe pLAy, LLC, a Los Angeles based technology company that develops, markets and sells smartphone applications, since the founding of the company in 2010. From 2007 to 2010, Mr. Subotnick was engaged with personal matters. Since 2004, Mr. Subotnick has also been an active investor in a variety of investments including a telecommunications service provider and several internet start-ups in the entertainment, advertising and medical industries. From 1995 to 2004, Mr. Subotnick was Executive Vice President of Big City Radio, a Los Angeles based owner of radio stations, where he helped grow the company from 4 regional stations to 16 national stations and to become listed on the American Stock Exchange. While at Big City Radio, Mr. Subotnick managed many aspects of company operations, including acquisitions, programming, budgeting and client relations, and assisted in raising over $33 million in the company’s initial public offering and $174 million in a public debt offering. From 1994 to 1995, Mr. Subotnick was Vice President and General Counsel of Papamarkou & Company, an SEC registered asset management company based in New York, New York. Mr. Subotnick was a founder and general partner of Shanker & Subotnick, a law firm which concentrated on entertainment law. Mr. Subotnick was a Kings County Assistant District Attorney in New York, New York from 1991 to 1992, and worked in the Bear Stearns & Company bond trading and sales program from 1986 to 1988. Mr. Subotnick received his Bachelor of Science in Finance from Syracuse University, and his Juris Doctor from the Brooklyn Law School. Mr. Subotnick’s broad legal and investment experience is expected to bring financial and strategic acumen to management and the Board.

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

•

Mr. Subotnick has has extensive prior public company experience as well as content and media industry experience.

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

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Non-Qual. Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Martin Greenwald	2013	29,560	0	0	0	0	0	0	29,560
(1)CEO/Interim	2012	0	0	0	245,260	0	0	0	245,260
CFO/Director

Joe Q. Bretz	2013	138,960	0	0	0	0	0	0	138,960
(2)President	2012	0	0	0	245,260	0	0	0	245,260

(1)

Mr. Greenwald was appointed as our Company’s Chief Executive Officer and Interim Chief Financial Officer on June 28, 2012.

(2)

Mr. Bretz was appointed as our President on April 25, 2012. Effective January 31, 2014, Joe Q. Bretz resigned from the Board of Directors of the Company and also terminated his employment agreement and position as President of the Company.

The above amounts with respect to compensation from option awards equaled the amounts that were recognized as compensation expense in our financial statements for the year ended December 31, 2013. The option award amounts were calculated in accordance with generally accepted accounting principles concerning share based payments.

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

Employment Agreements

Our wholly-owned subsidiary, DDAC, entered into employment agreements with Messrs. Martin W. Greenwald, Richard Verdoni and Bruce Venezia (Mr. Venezia resigned in or about June, 2013), each effective May 1, 2012 (the “Effective Date”) (each a “DDAC Employment Agreement,” and together the “DDAC Employment Agreements”). The following are summaries of the DDAC Employment Agreements with the above-mentioned officers and directors.

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

Master Services Agreement - Alex Frejrud

Effective July 1, 2012, we entered into a Master Services Agreement (the “MSA”) with Alex Frejrud pursuant to which Mr. Frejrud will provide certain professional services to the Company in accordance with a Statement of Work (“SOW”) attached to the MSA. This agreement was mutually terminated in 2013 by Mr. Frejrud and the Company in return for the payment of $6,000.00. Both the Company and Mr. Frejrud released each other of any and all claims against the other.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	(Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Martin W. Greenwald	1,000,000	1,000,000	1,000,000	0.11	9.14.22(1)	0	0	0	0

(1)

Options expire between the first to occur of (i) 90 days of termination of employment with the Company or (ii) 10 years after the date of grant.

Option Exercises

During the fiscal year ended December 31, 2013, there were no option exercises by our named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 31, 2014, there were 106,340,371 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers
Martin W. Greenwald, Chairman, Chief Executive Officer, Interim Chief Financial Officer	0(2)	0%
6630 West Sunset Blvd.
Los Angeles, CA 90028

Bryan Subotnick
6630 West Sunset Blvd.
Los Angeles, CA 90028

David Altshuler, Corporate Secretary	500,000(3)	.47%
15332 Antioch Street, #840
Pacific Palisades, CA 90272

5% Shareholders
Stuart Subotnick	17,062,034(4)	16,04%
c/o Metromedia Company
810 Seventh Avenue, 29th Floor
New York, New York 10019

*

Less than 1%.

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

(2)

Includes 1,000,000 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2014.

(3)

Includes _______ shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2014.

(4)

Includes (i) 9,931,034 shares issuable upon conversion of a convertible promissory note which promissory note is currently exercisable and (ii) 800,000, 75,000, 93,000, 102,000 and 90,000 shares issuable upon exercise of warrants which warrants are currently exercisable.

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

On January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations. The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000. The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. As of December 31, 2013, the amount outstanding under the promissory note was $126,160.

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

Director Independence

During the year ended December 31, 2013, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013 were $18,000.00.

(2)

Audit-Related Fees

There were no fees billed during the two years ended December 31, 2013 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1).

(3)

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013 and December 31, 2012.

(4)

All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the two years ended December 31, 2013.

(5)

Audit Committee

The Company’s Board of Directors, which serves as the Company’s Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors performing the functions of the Audit Committee.

(6)

Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this Report:

(1)

Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page F-8 of this Report.

(2)

Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3)

Exhibits

Number	Description
2.1(a)	Share Exchange Agreement dated July 31, 2012(1)
2.1(b)	Subscription Agreement by and between Digitally Distributed, LLC and Digitally Distributed Acquisition Corp. dated July 31, 2012(1)
3.1	Certificate of Incorporation(2)
3.2	Articles of Incorporation(2)
3.3	Certificate of Correction(2)
3.4	Text of Amendment to Articles of Incorporation(3)
3.5	By-laws(2)
10.1	Letter of Intent by and between Regency Resources, Inc. and Digitally Distributed Acquisition Corp., dated April 10, 2012(4)
10.2	Form of Convertible Promissory Note(1)
10.3	Form of Indemnification Agreement(1)
10.5	Master Services Agreement by and between the Registrant and Alex Frejrud, dated July 1, 2012(1)
10.6	2012 Equity Incentive Plan(5)
10.7	Securities Purchase Agreement with Ironridge dated November 6, 2012(6)
10.8	Debenture issued to Ironridge dated November 6, 2012(6)
10.9	Registration Rights Agreement with Ironridge dated November 6, 2012(6)
10.10	2013 Equity Incentive Plan(7)
10.11	Promissory Note dated January 30, 2013 with Martin W. Greenwald(8)
10.12	Securities Purchase Agreement dated April 2, 2013 with Tonaquint, Inc.(9)
10.13	Convertible Promissory Note in the principal amount of $340,000 dated April 2, 2013 with Tonaquint, Inc.(9)
10.14	Security Agreement dated April 2, 2013 with Tonaquint, Inc.(9)
10.15	Deed of Trust dated April 2, 2013 with Tonaquint, Inc.(9)
10.16	Warrant dated April 2, 2013 with Tonaquint, Inc.(9)
10.17	Confession of Judgment dated April 2, 2013 with Tonaquint, Inc.(9)
10.18	Tonaquint, Inc. Deed of Trust Note #1 dated April 2, 2013(9)
10.19	Tonaquint, Inc. Deed of Trust Note #2 dated April 2, 2013(9)
10.20	Promissory Note in the principal amount of $150,000 dated April 16, 2013 with Charlie Sheen(10)
10.21	Promissory Note dated March 13, 2013 with QuickLoan Funding(11)
10.22	Agreement with Charlie Sheen dated March 26, 2013(11)
10.23	Convertible Promissory Note in the principal amount of $138,000 dated November 14, 2012 with Europa Capital AG of Belize(11)
10.25	Securities Purchase Agreement dated July 22, 2013 with Asher Enterprises, Inc.(12)
10.26	Convertible Promissory Note dated July 22, 2013 with Asher Enterprises, Inc.(12)
10.31	Securities Purchase Agreement dated December 10, 2013 with GEL Properties LLC(13)
10.32	Form of 10% Convertible Promissory Note with GEL Properties LLC(13)
10.33	Securities Purchase Agreement dated December 10, 2013 with LG Capital Funding, LLC(13)
10.34	Form of 10% Convertible Promissory Note with LG Capital Funding, LLC(13)
14.1	Amended and Restated Code of Ethics(1)
21	List of Subsidiaries*
23.1	Consent of Anton & Chia, LLP*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

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

(9)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2013.

(10)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 16, 2013.

(11)

Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on July 15, 2013.

(12)

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2013.

(13)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 17, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Digital Development Group Corp. (Registrant)

Date: May 2, 2014	/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN W. GREENWALD Martin W. Greenwald	Chief Executive Officer, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Director (Principal Executive Officer) and Acting President	May 2, 2014

/s/ BRYAN SUBOTNICK Bryan Subotnick	Director	May 2, 2014

THE DIGITAL DEVELOPMENT GROUP CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

To the Board of Directors

Digital Development Group Corp

We have audited the consolidated balance sheets of Digital Development Group Corp (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013 and for the period from January 25, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from January 25, 2012 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring operating losses, negative cash flow, and has had an accumulated deficit of $12,156,179 since inception. As described in Note 8, the Company is in default of its debt agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

April 30, 2014

The Digital Development Group Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$6,371	$831
Prepaid expense	217,287	332,977
Total current assets	223,658	333,808

Equipment, net	-	15,429
Intangible assets, net	-	247,142
Debt issuance costs	84,810	127,214
TOTAL ASSETS	$$308,468	$723,593

LIABILITIES
Current Liabilities
Bank overdraft	$-	$1,616
Accounts payable	340,864	28,889
Accrued liabilities	805,152	143,840
Related party note payable	126,160	-
Other liabilities	-	60,000
Notes payable, net of discount	2,286,869	612,190
Derivative liability	4,272,031	137,353
Total current liabilities	7,831,076	983,888

Contingent liability (note 11)	1,137,708	143,488

TOTAL LIABILITIES	8,968,784	1,127,376

STOCKHOLDERS' DEFICIT
Common stock, 500,000,000 shares authorized, par value $0.001,
81,280,441 and 57,050,000 shares issued and outstanding	81,280	57,050
Common stock subscribed	45,000	-
Additional paid in capital (1)	3,369,583	1,097,817
Accumulated deficit	(12,156,179)	(1,558,650)
Total stockholders' deficit	(8,660,316)	(403,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$308,468	$723,593

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the period from January 25, 2012 (inception) to December 31, 2012

Net revenue	$60,311	$-

Operating expenses
General and administrative	4,942,160	1,725,086
Total operating expenses	4,942,160	1,725,086

Operating loss	(4,881,849)	(1,725,086)

Other (income) expenses
Interest expense	1,345,414	682,554
(Gain) loss on derivative liability	4,370,266	-848,990
Total other (income) expenses	5,715,680	-166,436

Loss before income taxes	(10,597,529)	(1,558,650)

Provision for income taxes	-

Net loss	$(10,597,529)	$(1,558,650)

Earnings per share - basic and diluted	$(0.16)	$(0.02)

Weighted average shares outstanding - basic and diluted (2)	64,773,822	70,414,247

(2)

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, January 25, 2012 (Inception)	73,500,000	$73,500	$-	$(73,500)	$-	$-

Recapitalization	(17,550,000)	(17,550)	-	17,550	-	-

Debt Beneficial conversion features	-	-	-	587,000	-	587,000

Warrants issued	-	-	-	121,381	-	121,381

Stock compensation	-	-	-	173,486	-	173,486

Stock issued for services	1,100,000	1,100	-	271,900	-	273,000

Net loss from Inception through to
December 31, 2012	-	-	-	-	(1,558,650)	(1,558,650)
Balance, December 31, 2012	57,050,000	$57,050	$-	$1,097,817	$(1,558,650)	$(403,783)

Shares issued upon conversion of debt and release of derivative liabiltiy during conversion	18,665,692	18,666	-	691,350	-	710,016

Stock compensation	-	-	-	921,145	-	921,145

Stock issued for cash	2,134,067	2,134	(20,000)	105,103	-	87,237

Stock issued for services	8,730,682	8,731	-	548,868	-	557,599

Stock subscribed	-	-	65,000	-	-	65,000

Stock cancelled	(5,300,000)	(5,300)	-	5,300	-	-

Net loss	-	-	-	-	-10,597,529	(10,597,529)

Balance, December 31, 2013	81,280,441	$81,280	$45,000	$3,369,583	$(12,156,179)	$(8,660,316)

The accompanying notes are an integral part of these consolidated financial statements.

The Digital Development Group Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the period from January 25, 2012 (inception) to December 31, 2012
Operating Activities
Net loss	$(10,597,529)	$(1,558,650)

Adjustments to reconcile net loss to cash flows
used in operating activies
Depreciation & amortization expense	345,038	40,871
Stock based compensation	921,145	173,486
Shares issued for services	557,599	273,000
Interest expense - beneficial conversion features
new note and discount amortization	985,402	634,700
Interest expense - contingencies	34,220	25,488
Change in fair value of derivative liability	4,370,266	(848,990)
Amortization of debt issue costs	42,404
Changes in operating assets and liabilities:
Prepaid expense	115,690	(332,977)
Accounts payable	311,976	28,889
Accrued liabilities	502,369	143,840
Contingent liability	960,000	-
Other accrued liabilities	-	60,000
Cash flows used in operating activities	(1,451,420)	(1,360,343)

Investing Activities
Purchase of intangible assets	(65,049)	(247,142)
Purchase of equipment	(17,418)	(56,300)
Cash flows used in investing activities	(82,467)	(303,442)

Financing Activities
Bank overdraft	(1,616)	1,616
Proceeds from notes payable	1,335,091	1,663,000
Payment of Notes Payable	(72,445)
Related party note payable	126,160	-
Common stock subscription	65,000
Stock issued for cash	87,237	-
Cash flows provided by financing activities	1,539,427	1,664,616

Change in cash during period	5,540	831

Cash, beginning of period	831	-
Cash, end of period	$6,371	$831

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash transactions
Convertible notes payable converted into common stock	$170,825	$-

The accompanying notes are an integral part of these consolidated financial statements

The Digital Development Group Corp.

Notes to Consolidated Financial Statements

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

Going Concern

The Company has minimal revenue and has incurred losses since its inception on January 25, 2012 to December 31, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Revenue Recognition

Revenues are recognized on monthly basis when subscriber sign up the services on the Company’s website.

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of December 31, 2013 and 2012, we have no cash equivalents.

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

Equipment

Equipment are stated at cost. Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of three years.  The Company’s equipment were fully depreciated as of December 31, 2013. Depreciation expense for the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012 amounted to $32,847 and $40,871, respectively.

Intangible Assets

Costs related to the development of the Company’s proprietary video and content delivery service over the internet are capitalized. As of December 31, 2013, the internal use software is still under development and not placed in service.

We amortize the cost of intangible assets over their estimated useful lives, which range up to three years, unless such lives are deemed indefinite. Our domains and IP development has been amortized because the Company began its production in the first quarter of 2013. Amortization expenses for the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012 amounted to $90,993 and $0, respectively. The Company also amortized an additional $221,198 of intangible assets costs related to development cost during 2013.

Intangible assets are tested in each fiscal year for impairment, or more often if indicators warrant. There were no impairment charges related to intangible assets for the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012.

Fair Value of Financial Instruments

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

•

Level 1 -Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 -Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 -Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. The Company’s financial instruments include cash, prepaid expense and accrued liability. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Accounts Receivable Factoring

On October 1, 2013, the Company entered into an accounts receivable purchase agreement (the “Agreement”) with Summit Capital Investors, LLC (“Summit”), with an initial term of five years and renewing annually thereafter. The Company may obtain advances up to $300,000 from Summit and shall establish a separate merchant bank account in the name of Summit (the “Lockbox”) into which all of the Company’s monthly membership or accounts receivable shall be deposited. The funds in the lockbox account will be used to pay 120% of each advance received from Summit plus any other fees or costs. During 2013, total advances received from Summit amounted to $90,000 and total accounts receivable deposited in the lockbox account amounted to $23,593. As of December 31, 2013, the Company has payable related to this factoring agreement of $84,407 which was calculated based on 120% of advances received reduced by total accounts receivable deposited into the lockbox. All revenue from the Company will be paid directly into this bank account which is not under the Company’s ownership until the advances are paid off.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4. PREPAID EXPENSES

The components of prepaid expense were as follows:

	December 31, 2013	December 31, 2012

Prepaid services	$1,218	$216,667
Royalties advance	216,069	116,310
Total prepaid expense	$217,287	$332,977

5. EQUIPMENT, NET

Equipment consists of the following:

	December 31, 2013		December 31, 2012

Furniture and equipment		$29,922	$15,429
Leasehold improvements		2,925	40,871
Less: Accumulated depreciation		(32,847)	(40,871)
Total property and equipment, net	$	−	$15,429

6. INTANGIBLE ASSETS, NET

The components of intangible assets were as follows:

	December 31, 2013		December 31, 2012

Content Delivery Asset		$312,191	$247,142
Less: Accumulated amortization		(312,191)	-
Total intangible assets, net	$	−	$247,142

7. OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost as other assets from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense. Amortization expense for the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012 amounted to $42,404 and $0, respectively. The balance of debt issuance costs as of December 31, 2013 and 2012 are $84,810 and $127,214, respectively.

8. NOTES PAYABLE, NET

Notes payable consisted of the following:

	December 31, 2013	December 31, 2012

Convertible notes payable to Coventry Capital, LLC, net of discount	$960,000	$235,923
Convertible note payable to Stuart Subotnik, net of discount	247,201	180,802
Note payable to Ironridge	-	150,000
Asher Enterprises	183,000	-
Note payable to QuickLoan Funding	65,010	-
Notes payable to Charlie Sheen	510,000	-
Convertible note payable to Tonaquint, net of discount	81,614	-
Other notes payable, net of discount	240,044	45,465

Total notes payable, net of discount	$2,286,869	$612,190

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature. The Company recognized $714,077 and $0 of interest expense for the amortization of the discount during the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012, respectively.

In January 2013, the Company borrowed an additional $10,000 from Coventry Capital, LLC.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants. The Company recognized $66,399 and $40,802 of interest expense for the amortization of the discount during the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012, respectively.

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

During the last quarter of 2012, the Company issued additional notes payable to Mr. Subotnik in the aggregate amount of 140,000, These notes accrue interest at rates ranging from 8% to 12%.

QuickLoan Funding

On March 13, 2013, The Company, entered into a Convertible Promissory Note (the “Convertible Promissory Note”) with QuickLoan Funding, an accredited lender (the “Lender”).  Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Convertible Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded.  Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000.   All amounts advanced by Lender are subject to a 10% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Convertible Promissory Note. The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date.  If the Company repays the Note in full within the first ninety days after the effective date, then the interest rate is zero percent.  If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of twelve percent shall be applied to the unpaid principal. In the second quarter of 2013, the Company received additional $20,700 from the lender. The original issue discount charged by the lender on the two advances made during 2013 totaled $14,522. Additionally, during the year ended December 31, 2013 the lender converted an amount of $38,610 into Company’s common stock.

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $130,700, representing the value of the embedded conversion feature. The Company recognized $89,098 and $0 of interest expense for the amortization of the discount during the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012, respectively.

Charlie Sheen

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013. During the three months ended September 30, 2013, the Company borrowed an additional $360,000 from Mr. Sheen under the same terms as the Promissory Note.

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

In consideration for the Note, the Buyer paid the Company (i) $100,000, and (ii) issued to the Company two Buyer Deed of Trust Notes in the amount of $100,000 each, one which will be prepaid by Buyer within 2 months and 4 months, respectively, of April 3, 2013 provided that an equity conditions failure has not occurred under the Note. The Note is secured by a Security Agreement executed by the Company and listing the Buyer Deed of Trust Notes as security for the Company’s obligations under the Financing Documents (the “Security Agreement”).  Each of the Buyer Deed of Trust Notes is secured by a Deed of Trust (the “Deed of Trust”). The outstanding balance under the Note may be converted by the Buyer at any time into shares of Company common stock at the rate of $0.20 per share (the “Conversion Price”), subject to adjustment in the event of certain issuances of variable price or unrestricted securities by the Company after the date of the Note.  Upon an event of default, the outstanding balance under the Note shall increase to 135% and will be immediately due and payable, and the Buyer may convert the outstanding balance into shares of Company common stock at the lower of the Conversion Price then in effect and the Market Price. The buyer also issue additional $10,660 note and converted $55,215 principal balance to common stock for the year ended December 31, 2013.

The Company also issued Buyer a warrant to purchase up to 1,400,000 shares of Company common stock at an exercise price of $0.20 per share, subject to adjustment in the event of certain issuances of variable price and unrestricted securities by the Company after the date of the Note.  The Warrants may be exercised for a term of 5 years and have a “cashless exercise” provision.

The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a total debt discount of $111,412 representing the value of the embedded conversion feature of $23,804, additional debt discount of $47,608 for the fair value of the warrants, and $40,000 original issue discount and fees. The Company recognized $97,581 and $0 of interest expense for the amortization and write off of the discount during the year ended December 31, 2013 and the period from January 25, 2012 (Inception) through December 31, 2012, respectively.

Asher Enterprises Note

During 2013 the Company entered into several Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $183,000 Convertible Promissory Note (the “Asher Notes”).  The Asher Notes accrues interest at the rate of 8% per annum; is due and payable in several dates in 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Asher Note) calculated at the time of conversion.  The Asher Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The Company is in default in this note because the Company did not file the 10-K on time according to SEC filing requirements.

Other Notes Payable

During the year ended December 31, 2013, the Company borrowed a net total of $240,044 from several individuals under notes payable.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations.  The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000.  The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company has $126,160 outstanding under the loan agreement as December 31, 2013.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company entered into two employment agreements with Martin W. Greenwald and Joe Bretz, the CEO and President of the Company, respectively, since May 1, 2012 for an annual salary of $250,000 per year. The Company has outstanding payroll liabilities owed to them and recorded under accrued liabilities for $288,858 as of December 31, 2013.

The Company also hire Martin W. Greenwald’s daughter as a consultant and paid $18,983 for the year ended December 31, 2013.

NOTE 10 – DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants issued to acquire stock of the Company contained provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes issued during the year contained such provisions and we recorded the beneficial conversion features as derivative liability. Derivative liabilities were initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility range of 114% - 175%; (iii) risk free rate range of 0.10% - 0.17% and (iv) expected term of 1 year.

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the period from January 25, 2012 to December 31, 2013:

	Amount

Derivative Liability balance, January 25, 2012 (inception)	$	−

Issuance of derivative financial instrument in 2012		986,343

Change in derivative liability in 2012		(848,990)

Derivative Liability balance, January 1, 2013		137,353

Issuance of derivative financial instrument in 2013		278,211

Conversion of debt in 2013		(513,799)

Change in FMV of derivative liability		4,370,266

Derivative liability balance, December 30, 2013		$4,272,031

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingent liability

On December 19, 2011, DDLLC entered into two promissory notes with an accredited investor pursuant to which the Company issued two 14% convertible promissory notes (the "Notes") to advance of up to $280,000 to the Company. As of this date, the Company has only received $118,000 of the agreed to $280,000.

The Notes were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Notes have a six-month term due June 16, 2012, and are convertible by the holder into Common Stock of a contemplated merger or acquisition and a subsequent newly formed company ("Acquireco") at a price of $0.10 per share. The Company may prepay all or a portion of the outstanding principal and interest under the Notes upon 10 days' written notice without penalty. The amount due under the Notes will become immediately due and payable if the Company fails to pay unpaid principal on the maturity date of June 16, 2012, any representation or warranty made by the Company is false, incorrect, incomplete or misleading, or the Company dissolves, liquidates, ceases operations, is unable to pay its debts when due, a receiver or trustee is appointed or bankruptcy proceedings are instituted. While any amount of the Note is outstanding, the borrower is obligated to the covenants of (i) paying no dividends

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $177,708 as of December 31, 2013, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the consolidated financial statements of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock.  On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents.  The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs.  On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs.  The Company does not have adequate cash to pay the final arbitration award.  The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.  The Company recorded an accrual of $960,000 under contingent liability in the accompanying consolidated balance sheet as of December 31, 2013 related to this case.

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

In consideration for his services, the Company has agreed to pay Charlie Sheen a $300,000 fee payable in installments. In addition, the Company has agreed to pay Mr. Sheen a percentage of Company gross revenues generated by the distribution and sale of original programming featuring Mr. Sheen and his affiliates, including gross revenues from the Charlie Sheen Channel and other pay per view events and episodes.  In consideration of Mr. Sheen’s obligations, the Company has also agreed to issue to Mr. Sheen options to purchase up to seven million shares of the Company’s common stock as follows: options to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share. The Company and Charlie Sheen are in mutual dispute with regards to this agreement.

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expired on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month.  Rent expense for the year ended December 31, 2013 and the period from January 25, 2012 to December 31, 2012 amounted to $46,945 and $33,210, respectively. Currently the Company is under a month-to-month payment term with the landlord.

NOTE 12 - COMMON STOCK

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

In 2013 the Company issued 8,730,682 common shares for services provided, these shares were valued at 557,599 and was recorded as professional and consulting fees in the accompanying statements of operations.

In 2013 the Company issued 2,134,067 commons shares for cash, total proceeds received amounted to $87,237.

In 2013 the Company issued a total of 18,665,692 common shares upon conversion of debt with a total amount of $170,825.

As of December 31, 2013, the Company has received $65,000 in stock subscription for the purchase of its common stock.

NOTE 13 – STOCK-BASED COMPENSATION

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

The following assumptions were used to determine the fair value of the options at date of grant:

Expected volatility (%)	93%-175%
Risk free rate	0.13%-0.38%
Expected term	1-2 years
Dividend yield	0%

Total stock-based compensation expense included in general and administrative expense for the period from January 1, 2013 to December 31, 2013 was $921,145.

As of December 31, 2013, there was $349,781 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1 year.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 25, 2012	−	$ −	−	$	−
Granted	3,370,000	0.43	5.30		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at December 31, 2012	3,370,000	0.43	5.30		−
Granted	7,950,000	0.10	4.81		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at December 31, 2013	11,320,000	$0.10	5.97	$	−
Exercisable at December 31, 2013	5,774,167	$0.11	7.30	$	−

NOTE 14 – INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(12,156,000)	$(1,559,000)
Change in valuation allowance	12,156,000	1,559,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$4,255,000	$546,000
Valuation allowance	(4,255,000)	(546,000)
Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable.  We have approximately $12,156,000 in NOL at December 31, 2013 that will begin to expire in 2031 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013		2012

Federal income tax rate at 35%	$(4,255,000)	35.0%	$(546,000)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	4,255,000	(35.0)%	546,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations.  Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes.  There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On January 27, 2014, The Digital Development Group Corp., a Nevada corporation (the “Company”), entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Cemblance LTD (“Cemblance”) pursuant to which the Company and Cemblance agreed to convert $150,000 of outstanding Company debt into 4,000,000 shares of Company common stock.

On March 12, 2014, The Digital Development Group. Corp. (the “Company”) executed a Subscription Agreement with Stuart Subotnick pursuant to which the Company sold him 5,000,000 restricted shares of Company common stock in consideration for $75,000. Mr. Subotnick is an affiliate of the Company by nature of the percentage of shares of Company common stock which he beneficially owns. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.

On March 13, 2014, the Company used the proceeds from the above-referenced sale of Company securities to repay QuickLoan Funding the remaining balance of $68,78.89 outstanding of the $110,000 loaned to the Company on March 13, 2013.