Form 10-K/A
period 2013-12-31
Digital Development Group Corp
filed 2014-05-07
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Equity Compensation Plan Information

The table below sets forth information as of December 31, 2013 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved By security holders	None	None	None

Equity Compensation Plans Not Approved By security holders	3,700,000	$0.11	None

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

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers
Martin W. Greenwald, Chairman, Chief Executive Officer, Interim Chief Financial Officer	1,000,000(2)	0.9%
6630 West Sunset Blvd.
Los Angeles, CA 90028

Bryan Subotnick	0	0%
6630 West Sunset Blvd.
Los Angeles, CA 90028

David Altshuler, Corporate Secretary	1,500,000(3)	1.4%
15332 Antioch Street, #840
Pacific Palisades, CA 90272

5% Shareholders
Stuart Subotnick	17,062,034(4)	16,04%
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

(3)

Includes 0 shares of common stock underlying stock options which are exercisable within 60 days of March 31, 2014.

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

The Digital Development Group Corp. (Registrant)

Date: May 6, 2014	/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN W. GREENWALD Martin W. Greenwald	Chief Executive Officer, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Director (Principal Executive Officer) and Acting President	May 6, 2014

/s/ BRYAN SUBOTNICK Bryan Subotnick	Director	May 6, 2014

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