Form 10-Q
period 2014-03-31
Digital Development Group Corp
filed 2014-06-04
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period __________ to __________

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

May 28, 2014: 142,803,533 common shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of The Digital Development Group Corp. (formerly Regency Resources, Inc.) (a Pre-exploration stage company) at March 31, 2014 unaudited and the condensed statement of operations unaudited for the three months ended March 31, 2014 and for the period from January 25, 2012 (date of inception) to March 31, 2014 and the condensed statement of cash flows unaudited for the period from January 25, 2012 (date of inception) to March 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results from January 25, 2012 (date of inception) to March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The Digital Development Group Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,		December 31,
		2014		2013
		(unaudited)
ASSETS
Current Assets
Cash	$	−		$6,371
Prepaid expense		249,424		217,287
Total current assets		249,424		223,658

Debt issuance costs		74,209		84,810
TOTAL ASSETS		$323,633		$308,468

LIABILITIES
Current Liabilities
Bank overdraft		$6,027	$	−
Accounts payable		267,521		340,864
Accrued liabilities		919,418		805,152
Related party note payable		103,060		126,160
Notes payable, net of discount		2,157,659		2,286,869
Derivative liability		1,244,407		4,272,031
Total current liabilities		4,698,092		7,831,076

Contingent liability (note 8)		1,146,146		1,137,708

TOTAL LIABILITIES		5,844,238		8,968,784

STOCKHOLDERS' DEFICIT
Common stock, 500,000,000 shares authorized, par value $0.001, 106,340,371and 81,280,441 shares issued and outstanding
		106,340		81,280
Common stock subscribed		120,000		45,000
Additional paid in capital		4,739,877		3,369,583
Accumulated deficit		(10,486,822)		(12,156,179)
Total stockholders' deficit		(5,520,605)		(8,660,316)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$323,633		$308,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Digital Development Group Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Net revenue	$25,837	$4,756

Operating expenses
General and administrative	573,692	2,287,931
Total operating expenses	573,692	2,287,931

Operating loss	(547,855)	(2,283,175)

Other (income) expenses
Interest expense	279,860	293,010
(Gain) loss on derivative liability	(2,497,072)	564,061
Total other (income) expenses	(2,217,212)	857,071

Income/(loss) before income taxes	1,669,357	(3,140,246)

Provision for income taxes	−	−

Net Income/(loss)	$1,669,357	$(3,140,246)

Earnings per share - basic	0.02	(0.05)

Earnings per share - diluted	0.01	(0.05)

Weighted average shares outstanding - basic	94,786,247	59,084,280

Weighted average shares outstanding - diluted	161,157,145	59,084,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Digital Development Group Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the three months ended
		March 31, 2014	March 31, 2013
Operating Activities
Net loss		$1,669,357	$(3,140,246)

Adjustments to reconcile net loss to cash flows used in operating activities

Depreciation & amortization expense		−	23,422
Stock based compensation		78,888	778,007
Shares issued for services		295,875	−
Interest expense - beneficial conversion features new note and discount amortization		72,034	249,710
Interest expense – noncash		153,024
Interest expense - contingencies		8,438	8,438
Change in fair value of derivative liability		(2,497,072)	564,061
Amortization of debt issue costs		10,601	10,601
Changes in operating assets and liabilities:			−
Prepaid expense		(32,137)	60,999
Accounts payable		(73,342)	24,775
Accrued liabilities		117,266	1,025,372
Cash flows used in operating activities		(197,068)	(394,861)

Investing Activities
Purchase of intangible assets		−	(12,767)
Purchase of equipment		−	(5,723)
Cash flows used in investing activities		−	(18,490)

Financing Activities
Bank overdraft		6,027	2,724
Proceeds from notes payable		199,650	260,591
Payments of notes payable		(68,879)	(20,695)
Related party note payable		(23,100)	140,807
Common stock subscription		75,000	−
Stock issued for cash		2,000	31,199
Cash flows provided by financing activities		190,698	414,626

Change in cash during period		(6,371)	1,275

Cash, beginning of period		6,371	831
Cash, end of period	$	−	$2,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES

1. – ORGANIZATION

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

2. – REVERSE MERGER ACCOUNTING

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

3. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these interim condensed financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

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

Revenue Recognition

Revenues are recognized on monthly basis when subscribers sign up for the services on the Company’s website.

Cash & Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, we have no cash equivalents.

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

Accounts Receivable Factoring

On October 1, 2013, the Company entered into an accounts receivable purchase agreement (the “Agreement”) with Summit Capital Investors, LLC (“Summit”), with an initial term of five years and renewing annually thereafter. The Company may obtain advances up to $300,000 from Summit and shall establish a separate merchant bank account in the name of Summit (the “Lockbox”) into which all of the Company’s monthly membership or accounts receivable shall be deposited. The funds in the lockbox account will be used to pay 120% of each advance received from Summit plus any other fees or costs. Total advances received from Summit through March 31, 2014 amounted to $120,000 and total accounts receivable deposited in the lockbox account amounted to $49,430. As of March 31, 2014 and December 31, 2013, the Company has payable related to this factoring agreement of $121,440 and $84,407, respectively, which was calculated based on 120% of advances received reduced by total accounts receivable deposited into the lockbox. All revenue from the Company will be paid directly into this bank account which is not under the Company’s ownership until the advances are paid off.

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

Stock Based Compensation

We may periodically grant stock or stock options and issue warrants to employees and non-employees in non-capital raising transactions for services rendered and to obtain financing. We account for stock option grants and warrant issuance to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option grants and warrant issued to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Earnings per Share

The Company computes net income per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. As of March 31, 2014, diluted EPS gives effect to all dilutive potential common shares outstanding during the period including 9,809,200 stock options and warrants, using the treasury stock method, and 56,561,698 shares for convertible loan notes, using the if-converted method In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

Adopted

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP. The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors. The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations. The Company adopted this ASU as of January 1, 2014. This adoption did not have an effect on our financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of the amendments in this update is to eliminate that diversity in practice. The Company adopted this ASU as of January 1, 2014. This ASU did not have an effect on our financial statements.

Not Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014.

Other recent pronouncements issued by FASB (including its Emerging Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. – PREPAID EXPENSES

The components of prepaid expense were as follows:

	March 31, 2014	December 31, 2013
	(unaudited)

Prepaid services	$1,217	$1,218
Royalties advance	248,207	216,069
Total prepaid expense	$249,424	$217,287

5. – OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost as other assets from the issuance of a convertible promissory note payable to Stuart Subotnik of $240,000; and will be amortized over the term of the note to interest expense. Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $10,601. The balance of debt issuance costs as of March 31, 2014 and December 31, 2013 are $74,209 and $84,810, respectively.

6. – NOTES PAYABLE, NET

Notes payable consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Convertible notes payable to Coventry Capital, LLC, net of discount	$810,000	$960,000
Convertible note payable to Stuart Subotnik, net of discount	263,801	247,201
Asher Enterprises	183,000	183,000
Note payable to QuickLoan Funding	37,573	65,010
Notes payable to Charlie Sheen	510,000	510,000
Convertible note payable to Tonaquint, net of discount	43,590	81,614
Other notes payable, net of discount	309,695	240,044

Total notes payable, net of discount	$2,157,659	$2,286,869

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

The embedded conversion feature of these notes was recorded as a derivative liability due to the down-round protection of the conversion price. The Company recorded a debt discount of $714,077, representing the value of the embedded conversion feature. The Company recognized $0 and $178,819 of interest expense for the amortization of the discount during the three months ended March 31, 2014 and 2013, respectively.

In January 2013, the Company borrowed an additional $10,000 from Coventry Capital, LLC.

On January 27, 2014, The Company entered into a Debt Conversion Agreement with Cemblance LTD (“Cemblance”) pursuant to which the Company and Cemblance agreed to convert $150,000 of outstanding Company debt due to Coventry Capital LLC, which Cemblance is the assignee, into 4,000,000 shares of Company common stock.

Stuart Subotnik Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnik. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three year term and the exercise price is $0.30. The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a debt discount of $118,619, representing the value of the embedded conversion feature and additional debt discount of $121,381 for the fair value of the warrants. The Company recognized $16,600 of interest expense for the amortization of the discount during the three months ended March 31, 2014 and 2013.

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

During October and November 2012, the Company issued additional notes payable to Mr. Subotnik in the aggregate amount of $140,000. These notes accrue interest at rates ranging from 8% to 12% and are due by November 2013. The Company is currently in default of these $140,000 notes payable because the principal balance and accrued interest are not paid on the due date.

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

During the three months ended March 31, 2014, QuickLoan Funding converted $55,160 of their notes into 3,233,333 shares of the Company’s common stock. In addition, the Company used the proceed it received from the sale of shares of its common stock to pay $68,879 in principal due to QuickLoan Funding.

In the three months ended March 31, 2014, the Company received additional $55,000 from the lender.

During the three months ended March 31, 2014, the Company executed an agreement with an investor to issue 5,000,000 shares of the Company’s common stock valued at $75,000 and in return the investor will pay $68,879 of the outstanding debt of Quickloan. As of March 31, 2014, these 5,000,000 shares were not issued and accordingly the $75,000 was recorded as stock subscription. Additionally, during the three months ended March 31, 2014, Quickloan converted $55,160 of their notes into 3,233,333 shares of the Company’s common stock.

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

The embedded conversion feature of this note and related warrants was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company recorded a total debt discount of $111,412 representing the value of the embedded conversion feature of $23,804, additional debt discount of $47,608 for the fair value of the warrants, and $40,000 original issue discount and fees. The Company recognized $6,317 and $0 of interest expense for the amortization of the discount during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, Tonaquint converted $51,855 of their notes into 7,947,964 shares of the Company’s common stock.

Asher Enterprises Note

During 2013 the Company entered into several Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $183,000 Convertible Promissory Note (the “Asher Notes”). The Asher Notes accrues interest at the rate of 8% per annum; is due and payable in several dates in 2014; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Asher Note) calculated at the time of conversion. The Asher Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The Company is in default in this note because the Company did not file the 10-Q on time according to SEC filing requirements.

During the three months ended March 31, 2013, Asher Notes in the amount of $128,000 became convertible. The embedded conversion feature of these Asher Notes was recorded as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company recorded an interest expense of $149,424 representing the value of the embedded conversion feature.

During the three months ended March 31, 2014, Asher Notes in the amount of $75,000 in principal, along with $3,000 of accrued interest, where converted into 3,347,077 shares of the Company’s common stock.

In addition, during the three months ended March 31, 2014, the Company entered into two additional notes with Asher Enterprises for a total of $75,000. The notes accrue interest at the rate of 8% per annum; are due and payable in the first quarter of 2015; and may be converted by Asher at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Asher Note) calculated at the time of conversion.

Other Notes Payable

During the three months ended March 31, 2014, the Company borrowed a net total of $69,650 from several individuals under notes payable.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations. The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000. The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company has $103,060 and 126,160 outstanding under the loan agreement as March 31, 2014 and December 31, 2013.

7. – DERIVATIVE LIABILITY

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the three months ended March 31, 2014:

Amount

Derivative Liability balance, January 1, 2014	$4,272,031
Issuance of derivative financial instrument in 2014	153,024
Conversion of debt in 2014	(683,576)
Change in FMV of derivative liability	(2,497,072)

Derivative liability balance, March 31, 2014 (Unaudited)	$1,244,407

8. – COMMITMENTS AND CONTINGENCIES

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

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company will begin accruing interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $186,146 as of March 31, 2014, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the condensed consolidated financial statements of the most likely amount to be settled with the investor.

Ironridge

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock. On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents. The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs. On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs. The Company does not have adequate cash to pay the final arbitration award. The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment. The Company recorded an accrual of $960,000 under contingent liability in the accompanying condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013 related to this case.

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

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012 and expires on November 15, 2013. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month. Rent expense for the periods ended March 31, 2014 and 2013 amounted to $23,335 and $16,505, respectively.

9. – COMMON STOCK

From January 1, 2014 to March 31, 2014, the Company issued 6,475,000 common shares for services provided valued at $295,875 and was recorded as stock based compensation, 56,556 common shares for cash valued at $2,000, 18,528,374 common shares upon conversion of notes payable valued at $335,015.

During the quarter ended March 31, 2014, the Company has received $75,000 in stock subscription for the purchase of 5,000,000 of its common stock.

10. – STOCK-BASED COMPENSATION

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

Total stock-based compensation expense included in general and administrative expense for the period from January 1, 2014 to March 31, 2014 was $78,888.

As of March 31, 2014, there was $270,893 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 5.72 years. The Company’s current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

A summary of stock option activity is as follows:

		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Options	Price	Life (Years)		Value
Outstanding at December 31, 2013	11,320,000	$0.10	5.97	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at March 31, 2014	11,320,000	$0.10	5.72	$	−
Exercisable at March 31, 2014	6,774,167	$0.10	6.75	$	−

11. – SUBSEQUENT EVENTS

On April 2, 2014, the Company entered into a Convertible Promissory Note with Coventry Enterprises LLC (“Coventry”) in the original principal amount of $50,000 (the “Note”).  The Note bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by Coventry at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion.  The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 7, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $150,000 (the “Note”), pursuant to which Vista funded $50,000. The Note has a one time interest charge of 12%; is due and payable one year after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and is collateralized by the issuance of 20,000,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 9, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding LLC (“LG”) in the original principal amount of $26,500 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 9, 2014, the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”) in the original principal amount of $29,500 (the “Note”).  The Note bears interest at the rate of 8% per annum; is due and payable on February 12, 2015; and may be converted by KBM at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion.  The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act.  The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 12, 2014, the Company entered into Securities Purchase Agreement with Union Capital LLC (“Union”) pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $90,000 (the “Notes”), pursuant to which Union funded $30,000 (less discounts and fees). The Notes accrue interest at the rate of 10% per annum; are due and payable 12 months after their date of issuance; and may be converted by Union at any time into shares of Company common stock at a conversion price equal to 56% of the market price (as determined in the Note) calculated at the time of conversion. The Securities Purchase Agreement and Notes also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 12, 2014, the Company entered into an Exchange Agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which the Company exchanged a previously issued warrant for a Convertible Promissory Note in the principal amount of $285,000 (the “Note”). The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion, up to $28,000 per month. The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Exchange Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 21, 2014, the Company entered into a Common Stock Purchase Agreement with St. George Investments, LLC pursuant to which the Company sold 8,421,053 shares of Company common stock for $160,000. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.

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

Overview of Business

The Company develops technologies that provide content owners distribution capabilities across multiple platforms using existing internet protocol (“IP”) services. The Company’s technology and assets are focused on the opportunity presented by over-the-top (“OTT”) home entertainment media, which targets DVD players, video game consoles, Smart TVs and stand-alone internet connected devices which delivers content such as Video-on-Demand services by connecting to users’ IP services. The Company’s technology is intended to help content owners distribute and monetize their products by delivery to OTT devices. As of the date of this report, the Company has launched 30 channels on the Roku Channel Store, including Media Blasters, Cinema Libre Studio, Kontakt TV, Something Weird, Synapse Films, Sci-Fi Station, Silent Era Films, and G2R Media. The Company plans to launch additional channels. Our business is based in Hollywood, California.

The Company commenced generating revenues from monthly subscribers during March 2013. As of the date of this report, the Company has approximately 2,800 monthly subscribers.

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

Results For Three and Nine Months Ended March 31, 2014 and 2013

Net revenue for the three months ended March 31, 2014 and March 31, 2013 was $25,837 and $4,756 respectively.

Selling, general and operating expenses (S,G&A)

S,G&A for the three months ended March 31, 2014 was $573,692, compared to $2,287,931 for the three months ended March 31, 2013. S,G&A for the three months ended March 31, 2014 mainly consisted of approximately $403,263 for share based compensation, $18,365 for rent expense, $43,943 in product development, $43,481 in professional fees and the remainder for daily operating expense for the Company.

Interest expense

Interest expense totaled $279,860 during the three months ended March 31, 2014, compared to $293,010 during the three months ended March 31, 2013. Interest expense was primarily the result of amounts accrued and debt discount amortized under notes payable.

Change in derivative liability

The derivative liability gain totaled $2,497,072 during the three months ended March 31, 2014. The change was mainly related to the decrease in fair value of the derivative liability which was the result of the change in our stock prices.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash of $0 and working capital deficit of $4,448,668. The Company issued a total of $199,650 in note payables for the three months ended March 31, 2014.

For the three months ended March 31, 2014, net cash used in operations was $197,068. The use was primarily due to net operating losses of approximately $547,855 and offset by non-cash expense of about $2,217,212 and a net change in operating assets and liabilities of additional $11,787 from daily operating expenses. .

To date, we have financed our operations through the issuance of common stock and securities convertible into common stock. Given estimates of our Company’s future operating results, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,200,000.00. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of cash necessary; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability. We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

We have no off-balance sheet.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

As of March 31, 2014, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

i)

As of March 31, 2014, the Company did not have a separate functioning audit committee.

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

The Company has issued convertible and other promissory notes in the amount of $2,157,659 as of March 31, 2014. The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company. Additionally, many of the note holders have the right to declare entire amount of the outstanding debt immediately due and payable upon the occurrence of events of default, which include events such as our late filing of this Quarterly Report on Form 10-Q.

Conversion of our convertible notes into common stock will result in additional dilution to our stockholders.

We have issued numerous convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. For example, our late filing of this Quarterly Report on Form 10Q entitled several of the note holders to increased repayment amounts and interest rates. Also, some of the note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. As shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders are being diluted. As of March 31, 2013, there were 61,783,716 shares outstanding, and this amount increased to 106,340,371 shares outstanding as of March 31, 2014, and increased to 142,803,533 shares outstanding as of May 28, 2014, which was partly as the result of the issuance of shares of Company common stock resulting from the conversion of convertible notes outstanding. The Company expects that note holders will continue to convert and the number of outstanding shares to continue to increase significantly.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2014, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Cemblance LTD (“Cemblance”) pursuant to which the Company and Cemblance agreed to convert $150,000 of outstanding Company debt into 4,000,000 shares of Company common stock.

On March 12, 2014, the Company executed a Subscription Agreement with Stuart Subotnick pursuant to which the Company sold him 5,000,000 restricted shares of Company common stock in consideration for $75,000. Mr. Subotnick is an affiliate of the Company by nature of the percentage of shares of Company common stock which he beneficially owns. The issuance of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.

NOTE: We need to list out all convertible note conversions during the Quarter:

On January 7, 2014, the Company issued 2,556,354 shares of common stock to Tonaquint Inc. in consideration of their conversion of $13,885.44 under the terms of their convertible promissory note dated April 2, 2013;

On January 24, 2014, the Company issued 2,306,273 shares of common stock to Tonaquint Inc. in consideration of their conversion of $12,500.00 under the terms of their convertible promissory note dated April 2, 2013;

On January 27, 2014, the Company issued 655,738 shares of common stock to Asher Enterprises II in consideration of their conversion of $22,500.00 under the terms of their convertible promissory note dated July 22, 2013;

On February 3, 2014, the Company issued 468,750 shares of common stock to Asher Enterprises II in consideration of their conversion of $12,000 under the terms of their convertible promissory note dated July 22, 2013;

On February 6, 2014, the Company issued 613,065 shares of common stock to Asher Enterprises II in consideration of their conversion of $10,500 under the terms of their convertible promissory note dated July 22, 2013;

On February 11, 2014, the Company issued 700,000 shares of common stock to JMJ Financial in consideration of their conversion of $12,600 under the terms of their convertible promissory note dated March 13, 2013;

On February 21, 2014, the Company issued 2,398,524 shares of common stock to Tonaquint Inc. in consideration of their conversion of $13,000 under the terms of their convertible promissory note dated April 2, 2013;

On February 28, 2014, the Company issued 1,000,000 shares of common stock to JMJ Financial in consideration of their conversion of $16,800 under the terms of their convertible promissory note dated March 13, 2013;

On March 12, 2014, the Company issued 952,381 shares of common stock to Asher Enterprises II in consideration of their conversion of $20,000 under the terms of their convertible promissory note dated September 4, 2013;

On March 17, 2014, the Company issued 1,533,333 shares of common stock to JMJ Financial in consideration of their conversion of $25,760 under the terms of their convertible promissory note dated March 13, 2013;

On March 17, 2014, the Company issued 657,143 shares of common stock to Asher Enterprises II in consideration of their conversion of $13,800 under the terms of their convertible promissory note dated September 4, 2013;

On March 20, 2014, the Company issued 686,813 shares of common stock to Tonaquint Inc. in consideration of their conversion of $12,500 under the terms of their convertible promissory note dated April 2, 2013;

Each of the above issuances of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

On May 7, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $150,000 (the “Note”), pursuant to which Vista funded $50,000. The Note has a one time interest charge of 12%; is due and payable one year after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and is collateralized by the issuance of 20,000,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 9, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding LLC (“LG”) in the original principal amount of $26,500 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 12, 2014, the Company entered into Securities Purchase Agreement with Union Capital LLC (“Union”) pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $90,000 (the “Notes”), pursuant to which Union funded $30,000 (less discounts and fees). The Notes accrue interest at the rate of 10% per annum; are due and payable 12 months after their date of issuance; and may be converted by Union at any time into shares of Company common stock at a conversion price equal to 56% of the market price (as determined in the Note) calculated at the time of conversion. The Securities Purchase Agreement and Notes also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 12, 2014, the Company entered into an Exchange Agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which the Company exchanged a previously issued warrant for a Convertible Promissory Note in the principal amount of $285,000 (the “Note”). The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion, up to $28,000 per month. The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Exchange Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 21, 2014, the Company entered into a Common Stock Purchase Agreement with St. George Investments, LLC pursuant to which the Company sold 8,421,053 shares of Company common stock for $160,000. The issuance of the shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the shares was an accredited investor.

ITEM 6.

EXHIBITS

Exhibit Number	Description
10.36	Convertible Note dated May 7, 2014 with Vista Capital Investments, LLC
10.37	Convertible Note dated May 9, 2014 with LG Capital Funding LLC
10.38	Securities Purchase Agreement dated May 12, 2014 with Union Capital LLC
10.39	Convertible Promissory Note dated May 12, 2014 with Union Capital LLC
10.40	Exchange Agreement dated May 12, 2014 with Tonaquint, Inc.
10.41	Convertible Promissory Note dated May 12, 2014 with Tonaquint, Inc.
10.42	Convertible Promissory Note with KBM Worldwide, Inc.
10.43	Convertible Promissory Note with Coventry Enterprises
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)
32	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: June 4, 2014	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)