Form 10-Q/A
period 2014-03-31
Digital Development Group Corp
filed 2014-06-06
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of The Digital Development Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on June 4, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit Number	Description
10.36*	Convertible Note dated May 7, 2014 with Vista Capital Investments, LLC
10.37*	Convertible Note dated May 9, 2014 with LG Capital Funding LLC
10.38*	Securities Purchase Agreement dated May 12, 2014 with Union Capital LLC
10.39*	Convertible Promissory Note dated May 12, 2014 with Union Capital LLC
10.40*	Exchange Agreement dated May 12, 2014 with Tonaquint, Inc.
10.41*	Convertible Promissory Note dated May 12, 2014 with Tonaquint, Inc.
10.42*	Convertible Promissory Note with KBM Worldwide, Inc.
10.43*	Convertible Promissory Note with Coventry Enterprises
31*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)
32*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)
101**	XBRL (eXtensible Business Reporting Language)

*Previously filed with the SEC as an attachment for the Form 10-Q for the period ended March 31, 2014 on June 4, 2014.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: June 6, 2014	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3