Form 10-Q
period 2014-06-30
Digital Development Group Corp
filed 2014-08-27
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 14, 2014: 179,524,843 common shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated balance sheet of The Digital Development Group Corp. at June 30, 2014, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results and cash flows for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash	$100	$6,371
Prepaid royalties	245,132	217,287
Total current assets	245,232	223,658

Debt issuance costs	63,608	84,810
Total assets	$308,840	$308,468

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	320,993	340,864
Accrued liabilities (note 6)	521,395	720,745
Judgment and accrued liabilities (note 9)	1,143,678
Factor payable (note 3)	94,533	84,407
Related party notes payable	-	126,160
Convertible notes payable, net of discount (note 7)	1,460,728	1,776,869
Note payable (note 7)	510,000	510,000
Derivative liabilities (note 8)	2,558,785	4,272,031
Total current liabilities	6,610,112	7,831,076
Accrued contingencies	-	1,137,708
Total liabilities	6,610,112	8,968,784

Commitments and contingencies (note 9)	-	-

Stockholders’ Deficit (note 10):
Common stock, 500,000,000 shares authorized, par value $0.001, 152,411,771 and 81,280,441 shares issued and outstanding, respectively	152,412	81,280
Common stock subscribed	280,000	45,000
Additional paid-in capital	5,933,097	3,369,583
Accumulated deficit	(12,666,781)	(12,156,179)
Total stockholders’ deficit	(6,301,272)	(8,660,316)
Total liabilities and stockholders’ deficit	$308,840	$308,468

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended June 30, 2014	For Three Months Ended June 30, 2013	For Six Months Ended June 30, 2014	For Six Months Ended June 30, 2013
Net Revenue	$32,328	$22,597	$58,165	$27,353

Operating expenses-
General and administrative	769,397	1,121,886	1,343,089	3,409,817
Total operating expenses	769,397	1,121,886	1,343,089	3,409,817

Operating loss	(737,069)	(1,099,289)	(1,284,924)	(3,382,464)

Other (income) expense:
Interest expense	1,067,928	263,779	1,347,788	556,789
Change in the fair value of derivative liabilities	374,962	(226,191)	(2,122,110)	337,870
Total other (income) expense	1,442,890	37,588	(774,322)	894,659

Net loss	$(2,179,959)	$(1,136,877)	$(510,602)	$(4,277,123)

Loss per share – basic and dilutive	$(0.02)	$(0.02)	$(0.00)	$(0.07)

Weighted average shares outstanding – basic and dilutive	119,836,790	61,989,216	107,380,719	60,467,025

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Deficit
Balance, December 31, 2013	81,280,441	$81,280	$45,000	$3,369,583	$(12,156,179)	$(8,660,316)

Common stock issued for conversion of debt	40,279,774	40,280	-	558,629	-	598,909
Cancellation of derivative liabilities upon debt conversion	-	-	-	869,753	-	869,753
Stock-based compensation – options	-	-	-	146,388	-	146,388
Common stock issued to Chief Executive Officer	20,095,000	20,095	-	584,323	-	604,418
Common stock issued for cash	56,556	57	-	1,943	-	2,000
Common stock issued for services	10,700,000	10,700		402,478	-	413,178
Common stock subscribed	-	-	235,000	-	-	235,000
Net loss	-	-	-	-	(510,602)	(510,602)
Balance, June 30, 2014	152,411,771	$152,412	$280,000	$5,933,097	$(12,666,781)	$(6,301,272)

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,602)	$(4,277,123)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	-	46,844
Stock-based compensation	726,040	983,503
Debt discount amortization	1,002,101	481,776
Change in fair value of derivative liabilities	(2,122,110)	337,870
Changes in operating assets and liabilities:
Other	-	21,202
Prepaid expense	(27,845)	130,631
Accounts payable	(19,438)	67,342
Accrued liabilities	191,366	1,157,429
Cash flows used in operating activities	(760,488)	(1,050,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(12,767)
Purchase of equipment	-	(14,075)
Net cash used in investing activities	-	(26,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	6,037	22,445
Factor payable	10,126	-
Proceeds from issuance of convertible notes payable	673,000	931,291
Payments on convertible notes payable	(117,608)	(72,445)
Net borrowings from related party note payable	(54,338)	89,246
Common stock subscribed	235,000	65,000
Common stock issued for cash	2,000	41,199
Net cash provided by financing activities	754,217	1,076,736

Change in cash during period	(6,271)	(632)

Cash, beginning of period	6,371	831
Cash, end of period	$100	$199

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006, with authorized capital stock of 500,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these interim condensed financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

Principles of Consolidation

The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The Company has minimal revenue, has incurred losses and has a significant capital deficiency. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its from third parties and work on conversions of certain notes into common stock.

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

Use of Estimates

In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the valuation assumptions related to stock-based compensation and the derivative liabilities related to the certain embedded conversion features in notes payable.

Per Share Information

The Company computes per share information in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. As of June 30, 2014, diluted EPS does not give effect to all dilutive potential common shares outstanding as their effects are anti-dilutive due to losses incurred by the Company.

Recent Accounting Pronouncements

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

3. ACCOUNTS RECEIVABLE FACTORING

On October 1, 2013, the Company entered into an accounts receivable purchase agreement (the “Agreement”) with Summit Capital Investors, LLC (“Summit”), with an initial term of five years and renewing annually thereafter. The Company may obtain advances up to $300,000 from Summit and shall establish a separate merchant bank account in the name of Summit (the “Lockbox”) into which all of the Company’s monthly membership or accounts receivable shall be deposited. The funds in the lockbox account will be used to pay 120% of each advance received from Summit plus any other fees or costs. As of June 30, 2014 and December 31, 2013, the Company has payable related to this factoring agreement of $94,533 and $84,407, respectively, which was calculated based on 120% of advances received reduced by total accounts receivable deposited into the lockbox. All revenue from the Company will be paid directly into this bank account which is not under the Company’s ownership until the advances are paid off.

4. PREPAID EXPENSES

The Company incurs costs associated with licensing content from independent producers. Initially, costs may be prepaid in advance. Pre-payments are capitalized and amortized over the period under the terms of the contracts on a per-used basis. In the event management believes the Company will not recover the royalties advanced, such amounts are charged to expense.

5. OTHER ASSETS

The Company recorded an amount of $127,214 debt issuance cost from the issuance of a convertible promissory note payable to Stuart Subotnick of $240,000 which has been be amortized over the term of the note to interest expense. Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $21,202 and $0, respectively. The balance of debt issuance costs as of June 30, 2014 and December 31, 2013 are $63,608 and $84,810, respectively.

6. ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	June 30, 2014	December 31, 2013

Interest	$301,055	$152,350
Payroll	101,603	455,193
Payroll taxes - delinquent	93,584	93,584
Other	25,153	19,618
Total accrued liabilities	$521,395	$720,745

7. NOTES PAYABLE, NET

Convertible notes payable consisted of the following:

	June 30,	December 31,
	2014	2013

Convertible notes payable to Coventry Capital, LLC, net of discount of $42,980, and $0, respectively	$810,000	$960,000
Convertible note payable to Stuart Subotnick, net of discount of $99,599 and $132,799, respectively	280,401	247,201
Convertible notes payable to Asher Enterprises – In default	111,421	183,000
Convertible note payable to Tonaquint, net of discount of $0 and $26,906, respectively	17,393	81,614
Convertible note payable to Vista Capital Investments, net of discount of $50,000, and $0, respectively	-	-
Convertible notes payable to LG Capital, net of discount of $76,609 and $0, respectively	20,141	25,000
Convertible notes payable to Union Capital, net of discount of $41,857 and $0, respectively	18,413	25,000
Other notes payable, net of discount of $200,661 and $41,602, respectively	202,959	255,054
Total convertible notes payable, net of discount	$1,460,728	$1,776,869

Note payable consists of the following -Note payable to Charlie Sheen	$510,000	$510,000

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

On June 17, 2013, the terms of the notes were amended to extend the maturity date to January 31, 2018 and set a floor to the conversion price at $0.08 per share. The Coventry notes were ultimately sold or assigned to other parties. On January 27, 2014, the Company entered into a debt conversion agreement with Cemblance LTD (“Cemblance”), holder of $300,000 of outstanding Coventry notes, for conversion of $150,000 of principal and interest into 4,000,000 shares of the Company’s common stock.

On April 2, 2014, the Company entered into an additional convertible note with Coventry for $50,000. The note accrues interest at the rate of 10% per annum (default rate of 16%, per annum); is due and payable in one year; and may be converted by Coventry at any time after 180 days. The notes are convertible into shares of Company common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock over the prior 20 trading days calculated at the time of conversion. The note also contain certain representations, warranties, covenants and events of default.

Stuart Subotnick Notes

On September 10, 2012, the Company issued a $240,000 convertible note payable to Stuart Subotnick. This note was issued with 800,000 warrants and exercisable into the Company’s common stock. The warrants have a three-year term and the exercise price is $0.30. At any time on or before the maturity date, the note holder, at its sole discretion, may elect to have all or part of the principal and the accrued and unpaid interest thereon, converted into a number of shares of common stock of the Company. The conversion price is $0.30 per share, subject to adjustment for issuances or sales of securities at a lower price per share. This convertible promissory note, and accrued and unpaid interest, are payable upon the earlier of i) at any time after three-year anniversary of the issue date of this note at the written request of the holder to the Company or ii) when, upon or after the occurrence of an event of default. The note carries an interest rate of 8% per annum (simple interest).

The embedded conversion feature of this note was recorded as a derivative liability due to the down-round protection of the conversion prices. The Company also recorded a debt discount of $121,381 for the fair value of the warrants. On December 17, 2013, the holder of the note and the Company agreed to fix the conversion price of the note at $0.0261 per share or 9.9 million shares.

During October and November 2012, the Company issued additional notes payable to Mr. Subotnick in the aggregate amount of $140,000. These notes accrue interest at rates ranging from 8% to 12% and are due by November 2013. The Company is currently in default of these $140,000 notes payable because the principal balance and accrued interest were not paid on the due date.

QuickLoan Funding

On March 13, 2013, The Company, entered into a Convertible Promissory Note (the “Convertible Promissory Note”) with QuickLoan Funding, an accredited lender (the “Lender”). Under the terms of the Promissory Note, the Lender paid $110,000 to the Company upon execution of the Convertible Promissory Note, and the Lender may fund additional amounts in such amounts and at such dates as the Lender may choose in its sole discretion, up to an additional $150,000 above the initial $110,000 funded. Thereafter, the Lender may provide additional amounts only by mutual agreement with the Company, up to a total principal sum of $400,000. All amounts advanced by Lender are subject to a 20% original issue discount such that the total amount funded to the Company would be $360,000 if the Lender advances all funds under the Convertible Promissory Note. The maturity date is one year from the effective date of each payment by the Lender, and all outstanding principal and interest is due and payable by the Company on the maturity date. If the Company repays the Note in full within the first 90 days after the effective date, then the interest rate is zero percent. If the Company does not repay the Note in full within the first 90 days after the effective date, then a one-time interest charge of 12 percent shall be applied to the unpaid principal.

During the six months ended June 30, 2014, QuickLoan Funding converted $55,160 of their notes into 3,233,333 shares of the Company’s common stock. In addition, the Company used the proceeds it received from the sale of shares of its common stock to pay $68,879 in principal due to QuickLoan Funding.

In the six months ended June 30, 2014, the Company received additional $55,000 from the lender, less discounts and fees. The Lender has the right, at any time from 180 days after the effective date, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest under the Convertible Promissory Note into shares of Company common stock at the conversion price. The conversion price is the lesser of $0.20 per share, or 60% of the lowest trade price of the Company’s common stock in the 25 trading days prior to the date of conversion. The Lender also has piggyback registration rights to have the shares it would receive upon conversion of the Promissory Note included within the next registration statement which the Company may file with the Securities and Exchange Commission. The Company recorded a full discount related to the derivative liability embedded in the note. The excess of $21,734 was recorded as the change in fair value of the derivative liability.

Charlie Sheen

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013. During the prior year, the Company borrowed an additional $390,000 from Mr. Sheen and repaid $2,500 to Mr. Sheen under the same terms as the Promissory Note.

Tonaquint Convertible note

On April 3, 2013, the Company, entered into a Securities Purchase Agreement, Secured Convertible Promissory Note, Security Agreement, Warrant, Deed of Trust, Deed of Trust Notes, Confession of Judgment and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Secured Convertible Promissory Note in the principal amount of $340,000 (the “Note”). The Company is obligated to commence repayment of the Note on the 180 th day after the Note issuance date by making monthly installments of $28,333. Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock at the market price (the “Market Price”) defined as 90% of the arithmetic average of the three (3) lowest volume weighted average pricing “VWAP” of the shares of Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment. Additionally, if the Company pays the installment payment in Company common stock, then 23 days following the installment payment date the Buyer shall receive additional shares of Company common stock if the Market Price on the 23rd day is less than the Market Price on the installment payment date. The entire outstanding balance under the Note is due and payable 17 months after the date of issuance. The Note bears interest at the rate of eight percent (8%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum. The Note carries an original issue discount of $30,000. In addition, the Company agreed to pay $10,000 to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

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

During the six months ended June 30, 2014, Tonaquint converted $84,023 of their notes into 11,552,446 shares of the Company’s common stock.

Asher Enterprises Notes

During 2013, the Company entered into several Note Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. pursuant to which Asher purchased a $183,000 Convertible Promissory Note (the “Asher Notes”). The Asher Notes accrue interest at the rate of 8% per annum (default rate of 22%, per annum); is due and payable in several dates in 2014; and may be converted by Asher at any time after 180 days. The notes are convertible into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Asher Note) calculated at the time of conversion. The Asher Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. In the event of default, the notes will increase 150% of the debt balance as of the date of default.

In addition, during the six months ended June 30, 2014, the Company entered into two additional notes with Asher Enterprises for a total of $75,000. The notes have the same terms and conditions as previously issued notes to Asher. The Company is in default in this note because the Company did not file the 10-Q on time according to SEC filing requirements. The Company recorded an increase in the principal balance of $91,500 during the three months ended June 30, 2014.

During the six months ended June 30, 2014, Asher Notes in the amount of $197,750 in principal and accrued interest, where converted into 10,556,538 shares of the Company’s common stock.

Vista Capital Investments

On May 7, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $150,000 (the “Note”), pursuant to which Vista funded $50,000. The Note has a one-time interest charge of 12%; is due and payable one year after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and is collateralized by the issuance of 20,000,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

LG Capital Funding

On December 10, 2013, the Company entered into Securities Purchase Agreement with LG Capital Funding (“LG”) pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $50,000 (the “Notes”), pursuant to which LG funded $25,000 at that date and an additional $25,000 on June 10, 2014, less discounts and fees, The Notes bears interest at the rate of 10% per annum; are due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion.

On March 4, 2014, May 9, 2014 and June 24, 2014, the Company entered into Convertible Promissory Notes with LG in the original principal amounts of $32,000, $26,500 and $36,750, respectively, less discounts and fees (the “Notes”). The Notes bears interest at the rate of 8% or 10% per annum; are due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion.

The foregoing is only a brief description of the material terms of the Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

During the six months ended June 30, 2014, LG converted a total balance of note principal and accrued interest of $51,062 into 5,825,642 shares of the Company's common stock.

Union Capital

On March 4, 2014, the Company entered into Securities Purchase Agreement with Union Capital LLC (“Union”) pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $90,000 (the “Notes”), pursuant to which Union funded $30,000 at that date and an additional $30,000 on May 12, 2014,less discounts and fees,. The Notes accrue interest at the rate of 10% per annum; are due and payable 12 months after their date of issuance; and may be converted by Union at any time into shares of Company common stock at a conversion price equal to 56% of the market price (as determined in the Note) calculated at the time of conversion. The Securities Purchase Agreement and Notes also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

Gel Properties

On December 10, 2013, the Company entered into Securities Purchase Agreement with Gel Properties, Inc. (“Gel”) pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $50,000 (the “Notes”), pursuant to which Gel funded $25,000 at that date and an additional $25,000 on June 11, 2014, less discounts and fees, The Notes bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by Gel at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion.

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

During the six months ended June 30, 2014, Gel converted a total balance of note principal and accrued interest of $51,362 into 5,111,815 shares of the Company's common stock.

Other Convertible Notes Payable

Not including notes described above, the Company has entered into notes with balances as of June 30, 2014 of $202,959, net of discounts and fees. These notes are a mix of non-convertible and convertible notes, with interest rates between 6%-9% and maturity dates between June 30, 2014 and June 24, 2015. The convertible notes are convertible at rates between 55%-60% of the market value of the Company's common stock over a range of preceding dates.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations. The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000. The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company had $126,160 outstanding under the loan agreement as of December 31, 2013. Amounts were repaid during the six months ended June 30, 2014 totaling approximately $54,000. The balance due, including accrued salaries, was settled through the issuance of common stock as discussed in Note 10. No amounts are due at June 30, 2014.

NOTE 8 – DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liabilities activity, classified as level 3 financial instruments, for both the embedded conversion features and the warrants for the six months ended June 30, 2014:

Amount

Derivative liabilities balance, January 1, 2014	$4,272,031

Issuance of derivative financial instruments in 2014	1,278,618

Cancellation - conversions of notes in 2014	(869,754)

Change in fair value of derivative liabilities	(2,122,110)

Derivative liabilities balance, June 30, 2014	$2,558,785

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent liability

On December 19, 2011, the Company entered into two promissory notes with an accredited investor pursuant to which the Company issued two 14% convertible promissory notes (the "Notes") to advance of up to $280,000 to the Company. As of this date, the Company has only received $118,000 of the agreed upon $280,000.

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

The Company is in default of these notes because it did not repay principal and accrued interest on the maturity date of June 16, 2012. Due to the default provisions of the Note, the Company accrued interest at the default rate of 29% per annum from the maturity date going forward. In July 2012, the Company tried to begin negotiations with the investor; however, it has been unsuccessful in contacting the investor to date. The Company has recorded a contingent liability of $194,678 as of June 30, 2014, to reflect the obligation that it believes it owes to investor. The investor is claiming that the Company owes an additional $162,000 plus accrued interest but the Company never received the additional funds as described under the Notes and intends to defend against any position that the investor takes pertaining to the additional $162,000. The Company has treated this matter as a contingent liability because at this time the Company is uncertain as to how and when this matter will be resolved. The Company believes it has accrued its estimate in the condensed consolidated financial statements of the most likely amount to be settled with the investor.

Judgment liability

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock. On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents. The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs. On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs. The Company does not have adequate cash to pay the final arbitration award. The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment. The Company recorded an accrual of $960,000 under contingent liability in the accompanying condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013 related to this case, as well as accrued interest on the outstanding balance of $96,000 as of June 30, 2014.

Sheen Agreement

On March 25, 2013, the Company entered into an Agreement with celebrity actor, Charlie Sheen, pursuant to which he has agreed to work with the Company to develop and promote his own channel and original content, and to promote and endorse the Company and its channels through various media. Under the terms of the Agreement, Mr. Sheen’s involvement with the Company is to include his creation of original content; his promotion and endorsement of the Company’s channels and the creation and promotion of the Charlie Sheen Channel; his personal appearances; the use of Mr. Sheen’s name, voice and likeness for promotional purposes; and the promotion of the Company and its channels across social media, including postings on Facebook and Twitter. The Agreement has a term of 12 months, unless extended as provided in the Agreement.

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

The Parties to the Agreement have agreed to void the Agreement as neither Party performed. This obligation has not been recorded on the Company’s financial statements. No shares have been earned by Charlie Sheen nor issued to Charlie Sheen or any entity connected with Charlie Sheen relating to this Agreement.

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012, expired on November 15, 2013 and is now month to month. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month. Rent expense for the periods ended June 30, 2014 and 2013 amounted to $41,335 and $34,310, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

From January 1, 2014 to June 30, 2014, the Company issued 10,700,000 common shares for services provided valued at $413,178 to various service providers, of which $11,250 reduced accounts payable and the balance of $401,928 charged to expense. The Company issued 20,095,000 shares valued at $604,418 for unpaid salary and advances totaling $455,193, and additional compensation to its Chief Executive Officer totaling $149,445 and charged to expense.

In addition, the Company issued 56,556 common shares for cash of $2,000, and issued 40,279,774 common shares upon conversion of notes payable of $598,909.

During the six months ended June 30, 2014, the Company has received $235,000 in stock subscription for the purchase of 13,421,053 of its common stock.

As of June 30, 2014, the Company has notes payable which are convertible into approximately 56 million shares common stock under various convertible note agreements, as well as approximately 10 million shares under various options and warrants.

Stock Options

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

On March 25, 2013 and in connection with the Sheen Agreement, the Company has agreed to issue to Mr. Sheen options to purchase up to seven million shares of the Company’s common stock as follows: options to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share and have a 5 year term. This Agreement has also been mutually terminated by the Parties.

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

The following assumptions were used to determine the fair value of the options at date of grant:

Expected volatility (%)	95%-306%

Risk free rate	0.27%-0.38%
Expected term	2-3 years

Dividend yield	0%

The expected volatility has increased to 306% during the six months ended June 30, 2014. Such volatility and other assumptions were used in 2014 since the Sheen options vest over a period of three years and are valued at each vesting date. Total stock-based compensation expense included in general and administrative expense for the period from January 1, 2014 to June 30, 2014 was $146,388 related to all stock options previously granted.

As of June 30, 2014, there was $303,200 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 7.96 years. The Company’s current practice is to issue new shares to satisfy option exercises. Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2013	11,320,000	$0.1	5.97	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2014	11,320,000	$0.1	5.47	$	−
Exercisable at June 30, 2014	6,774,167	$0.1	6.5	$	−

NOTE 11—SUBSEQUENT EVENTS

On July 18, 2014, the Company entered into an Exchange Agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which the Company exchanged a previously issued warrant for a Convertible Promissory Note in the principal amount of $115,000 (the “Note”). The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion, up to $28,000 per month. The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Exchange Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On August 19, 2014, the Company entered into a Securities Purchase Agreement, Convertible Promissory Note and ancillary agreements (the “Financing Documents”) with Tonaquint (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Convertible Promissory Note in the principal amount of $115,000 (the “Note”). The Company is obligated to commence repayment of the Note six (6) months after the date of payment of the Purchase Price (as defined below) in monthly installments in an amount equal to the greater of (i) $19,166.67 plus accrued and unpaid interest and late charges, if any and (ii) the then outstanding principal amount divided by the number of monthly installment dates remaining prior to the Maturity Date. Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock (the “Conversion Shares”) at the market price (the “Installment Conversion Price”) which means the lesser of (i) the Buyer Conversion Price (as defined below) and (ii) 60% (the “Conversion Factor”) of the arithmetic average of the three (3) lowest closing bid prices of Company common stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment, provided that if at any time the average of the three (3) lowest closing bid prices of the Company’s common stock immediately preceding the date of repayment is below $0.02, then the then current Conversion Factor shall be reduced to 55% for all future conversions. The entire outstanding balance under the Note is due and payable eleven (11) months after the date of payment of the Purchase Price (the “Maturity Date”). The Company may elect to pay to the buyer the monthly installment payment partly in cash and partly in Conversion Shares, provided that if the Company elects to pay more than half of monthly installment payment in cash, the Company shall pay to the Buyer 125% of the cash portion of such payment. The Note bears interest at the rate of ten percent (10%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum. The Note carries an original issue discount of $11,500.00. In addition, the Company agreed to pay $3,500.00 to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

In consideration for the Note, the Buyer paid the Company $100,000.00 (the “Purchase Price”). The Company delivered to the Transfer Agent an irrevocable letter of instructions to provide for the issuance of shares to the Buyer in the event of default and conversion of the Note.

The outstanding balance under the Note may be converted by the Buyer following the date which is six (6) months after the Effective Date into shares of Company common stock at the rate of $0.03 per share (the “Buyer Conversion Price”), subject to adjustment in the event of certain subdivisions or combinations of Company common stock.

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

The Company commenced generating revenues from monthly subscribers during March 2013. As of the date of this report, the Company has approximately 3,100 monthly subscribers.

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

Results For The Six Months Ended June 30, 2014 and 2013

Net revenue for the six months ended June 30, 2014 and June 30, 2013 was $58,165 and $27,353 respectively.

Selling, general and operating expenses (S,G&A)

S,G&A for the six months ended June 30, 2014 was $1,343,089, compared to $3,409,817 for the six months ended June 30, 2013. S,G&A for the six months ended June 30, 2014 mainly consisted of approximately $726,040 for share based compensation, $106,836 in professional and legal fees, $93,852 in salaries and wages, $93,886 in product development, $41,335 for rent expense and the remainder for daily operating expense for the Company.

Interest expense

Interest expense totaled $1,347,788 during the six months ended June 30, 2014, compared to $556,789 during the six months ended June 30, 2013. Interest expense was primarily the result of amortization and accretion of debt issuance discounts totaling $1,002,101 under convertible notes payable, some of which were accelerated due to conversions and defaults.

Change in derivative liabilities

The derivative liability gain totaled $2.1 million during the six months ended June 30, 2014. The change was mainly related to the decrease in fair value of the derivative liability which was the result of the reduction in our stock prices since December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had cash of $100 and working capital deficit of $6.3 million. For the six months ended June 30, 2014, net cash used in operations was $760,488 versus $1,050,526 in the prior period. To date, we have financed our operations through the issuance of common stock and securities convertible into common stock. Given estimates of our Company’s future operating results, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,200,000. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of cash necessary; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability. We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

Based on our need to raise additional funds to implement our business plans for the next twelve months, we have included a discussion concerning the presentation of our financial statements on a going concern basis in the notes to our financial statements and our independent public accountants have included a similar discussion, including substantial doubt about the Company’s ability to continue as a going concern in their opinion on our financial statements through December 31, 2013. We will be required in the near future to issue debt or sell our Company’s equity securities in order to raise additional cash, although there are no firm arrangements in place for any such financing at this time. We cannot provide any assurances as to whether we will be able to secure the necessary financing, or the terms of any such financing transaction if one were to occur. The failure to secure such financing could severely curtail our plans for future growth or in more severe scenarios, the continued operations of our Company.

Off-balance Sheet Arrangements

We have no off-balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

As of June 30, 2014, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock. Subsequent to the termination, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents. The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. On May 24, 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge in the amount of $850,000 plus attorney fees and costs. On July 10, 2013, the Arbitrator ruled the interim award to be final, awarded Ironridge an additional $110,168 in attorneys’ fees and costs. On April 1,2014, the Los Angeles Superior Court reduced such award to a judgment in that amount (including the attorney’s fees and costs). The Company does not have adequate cash to pay the judgment. The judgment will adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment.

On February 25, 2014, John Knight obtained a Small Claims judgment against the Company for $10,000. Mr. Knight has commenced collection procedures which have been wholly ineffective as to this date. The Company will attempt to resolve such judgment with Mr. Knight.

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

i)

As of June 30, 2014, the Company did not have a separate functioning audit committee.

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

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

The Company has issued convertible and other promissory notes in the amount of $1,990,326 as of June 30, 2014. The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company. Additionally, many of the note holders have the right to declare entire amount of the outstanding debt immediately due and payable upon the occurrence of events of default, which include events such as our late filing of this Quarterly Report on Form 10-Q.

Conversion of our convertible notes into common stock will result in additional dilution to our stockholders.

We have issued numerous convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. For example, our late filing of this Quarterly Report on Form 10Q entitled several of the note holders to increased repayment amounts and interest rates. Also, some of the note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. As shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders are being diluted. As of June 30, 2013, there were 61,989,216 shares outstanding, and this amount increased to 152,411,771 shares outstanding as of June 30, 2014, and increased to 179,524,843 shares outstanding as of August 15, 2014, which was partly as the result of the issuance of shares of Company common stock resulting from the conversion of convertible notes outstanding. The Company expects that note holders will continue to convert and the number of outstanding shares to continue to increase significantly.

We do not have the ability to pay the Ironridge judgment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversions of Previously Issued Notes:

On April 8, 2014, the Company issued 719,508 shares of common stock to Tonaquint Inc. in consideration of their conversion of $12,500 under the terms of their convertible promissory note dated April 2, 2013;

On May 7, 2014, the Company issued 1,912,568 shares of common stock to Asher Enterprises II in consideration of their conversion of $35,000 under the terms of their convertible promissory note dated October 1, 2013;

On May 8, 2014, the Company issued 1,058,201 shares of common stock to Asher Enterprises II in consideration of their conversion of $20,000 under the terms of their convertible promissory note dated October 1, 2013;

On May 9, 2014, the Company issued 1,159,193 shares of common stock to Tonaquint Inc. in consideration of their conversion of $12,500 under the terms of their convertible promissory note dated April 2, 2013;

On May 9, 2014, the Company issued 1,470,718 shares of common stock to Asher Enterprises II in consideration of their conversion of $26,620 under the terms of their convertible promissory note dated October 1, 2013;

On May 13, 2014, the Company issued 2,767,974 shares of common stock to Asher Enterprises II in consideration of their conversion of $42,350 under the terms of their convertible promissory note dated October 31, 2013;

On June 6, 2014, the Company issued 1,725,781 shares of common stock to Tonaquint Inc. in consideration of their conversion of $12,500 under the terms of their convertible promissory note dated April 2, 2013;

On June 12, 2014, the Company issued 877,193 shares of common stock to Gel Properties in consideration of their conversion of $7,500 under the terms of their convertible promissory note dated December 10, 2013;

On June 16, 2014, the Company issued 2,087,577 shares of common stock to Gel Properties in consideration of their conversion of $18,788 under the terms of their convertible promissory note dated December 10, 2013;

On June 17, 2014, the Company issued 3,042,537 shares of common stock to LG Capital in consideration of their conversion of $26,014 under the terms of their convertible promissory note dated December 10, 2013;

On June 20, 2014, the Company issued 2,783,105 shares of common stock to LG Capital in consideration of their conversion of $25,048 under the terms of their convertible promissory note dated December 10, 2013;

On June 20, 2014, the Company issued 1,125,541 shares of common stock to Gel Properties in consideration of their conversion of $13,000 under the terms of their convertible promissory note dated December 10, 2013;

On June 25, 2014, the Company issued 423,012 shares of common stock to Gel Properties in consideration of their conversion of $5,000 under the terms of their convertible promissory note dated December 10, 2013;

On June 26, 2014, the Company issued 598,492 shares of common stock to Gel Properties in consideration of their conversion of $7,074 under the terms of their convertible promissory note dated December 10, 2013;

Each of the above issuances of shares was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering.

Issuances of Convertible Promissory Notes:

On May 7, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $150,000 (the “Note”), pursuant to which Vista funded $50,000. The Note has a one time interest charge of 12%; is due and payable one year after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and is collateralized by the issuance of 20,000,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on June 4, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 9, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding LLC (“LG”) in the original principal amount of $26,500 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on June 4, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On March 4, 2014, the Company entered into Securities Purchase Agreement with Union Capital LLC (“Union”) pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $90,000 (the “Notes”), pursuant to which Union funded $30,000 (less discounts and fees). The Notes accrue interest at the rate of 10% per annum; are due and payable 12 months after their date of issuance; and may be converted by Union at any time into shares of Company common stock at a conversion price equal to 56% of the market price (as determined in the Note) calculated at the time of conversion. The Securities Purchase Agreement and Notes also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report on June 4, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On May 12, 2014, the Company entered into an Exchange Agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which the Company exchanged a previously issued warrant for a Convertible Promissory Note in the principal amount of $285,000 (the “Note”). The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion, up to $28,000 per month. The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Exchange Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report on June 4, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 18, 2014, the Company entered into an Exchange Agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which the Company exchanged a previously issued warrant for a Convertible Promissory Note in the principal amount of $115,000 (the “Note”). The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion, up to $28,000 per month. The Note Purchase Agreement and Note also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Exchange Agreement and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

Subsequent Events: On August 19, 2014, The Digital Development Group Corp., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement, Convertible Promissory Note and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”).

Under the terms of the Financing Documents, the Buyer entered into the Convertible Promissory Note in the principal amount of $115,000.00 (the “Note”). The Company is obligated to commence repayment of the Note six (6) months after the date of payment of the Purchase Price (as defined below) in monthly installments in an amount equal to the greater of (i) $19,166.67 plus accrued and unpaid interest and late charges, if any and (ii) the then outstanding principal amount divided by the number of monthly installment dates remaining prior to the Maturity Date. Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock (the “Conversion Shares”) at the market price (the “Installment Conversion Price”) which means the lesser of (i) the Buyer Conversion Price (as defined below) and (ii) 60% (the “Conversion Factor”) of the arithmetic average of the three (3) lowest closing bid prices of Company common stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment, provided that if at any time the average of the three (3) lowest closing bid prices of the Company’s common stock immediately preceding the date of repayment is below $0.02, then the then current Conversion Factor shall be reduced to 55% for all future conversions. The entire outstanding balance under the Note is due and payable eleven (11) months after the date of payment of the Purchase Price (the “Maturity Date”). The Company may elect to pay to the buyer the monthly installment payment partly in cash and partly in Conversion Shares, provided that if the Company elects to pay more than half of monthly installment payment in cash, the Company shall pay to the Buyer 125% of the cash portion of such payment. The Note bears interest at the rate of ten percent (10%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum. The Note carries an original issue discount of $11,500.00. In addition, the Company agreed to pay $3,500.00 to the Buyer to cover the Buyer’s legal fees, accounting costs, due diligence, monitoring and other transaction costs, all of which amount is included in the initial principal balance of the Note.

In consideration for the Note, the Buyer paid the Company $100,000.00 (the “Purchase Price”). The Company delivered to the Transfer Agent an irrevocable letter of instructions to provide for the issuance of shares to the Buyer in the event of default and conversion of the Note.

The outstanding balance under the Note may be converted by the Buyer following the date which is six (6) months after the Effective Date into shares of Company common stock at the rate of $0.03 per share (the “Buyer Conversion Price”), subject to adjustment in the event of certain subdivisions or combinations of Company common stock.

The Financing Documents also contains certain representations, warranties, covenants and events of default, and increases in the amount of principal and the interest rate under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Financing Documents, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as exhibits to this Current Report.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (“Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The offering was made to an “accredited investor” (as defined by Rule 501 under the Securities Act). In addition, the issuance did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the investor; the Company obtained representations from the investor regarding its investment intent, experience and sophistication; and the investor either received or had access to adequate information about the Company in order to make an informed investment decision.

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

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: August 26, 2014	/s/ Martin W. Greenwald
Martin W. Greenwald
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)