Form 10-Q
period 2014-09-30
Digital Development Group Corp
filed 2014-11-14
CIK 1379699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 10, 2014: 208,518,852 common shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated balance sheet of The Digital Development Group Corp. at September 30, 2014, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results and cash flows for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	As of September 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash	$452	$6,371
Prepaid royalties	300,832	217,287
Prepaid expenses and other current assets	9,418	-
Total current assets	310,702	223,658

Property and equipment, net	36,456	−
Debt issuance costs	63,007	84,810
Total assets	$410,165	$308,468

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	341,202	340,864
Accrued liabilities (note 5)	553,231	720,745
Judgment and accrued contingent liabilities (note 8)	1,218,594	1,137,708
Factor payable (note 3)	282,824	84,407
Related party notes payable	−	126,160
Convertible notes payable, net of discount (note 6)	1,958,618	1,776,869
Note payable (note 7)	510,000	510,000
Derivative liabilities (note 7)	2,687,069	4,272,031
Total current liabilities	7,551,538	8,968,784
Total liabilities	7,551,538	8,968,784
Commitments and contingencies (note 8)
Stockholders' Deficit (note 9):
Common stock, 500,000,000 shares authorized, par value $0.001, 171,248,924 and 81,280,441 shares issued and outstanding, respectively	171,249	81,280
Common stock subscribed	280,000	45,000
Additional paid in capital	6,830,962	3,369,583
Accumulated deficit	(14,423,584)	(12,156,179)
Total stockholders' deficit	(7,141,373)	(8,660,316)
Total liabilities and stockholders' deficit	$410,165	$308,468

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended September 30, 2014	For Three Months Ended September 30, 2013	For Nine Months Ended September 30, 2014	For Nine Months Ended September 30, 2013
Net revenue	$23,456	$25,529	$81,621	$52,223

Operating expenses-
Selling, general and administrative	842,015	425,019	2,185,104	3,834,177
Total operating expenses	842,015	425,019	2,185,104	3,834,177

Operating loss	(818,559)	(399,490)	(2,103,483)	(3,781,954)

Other (income) expense:
Interest expense	1,708,816	357,558	3,056,604	914,347
Loss on extinguishment and settlements	322,695	−	322,695	−
Change in the fair value of derivative liabilities	(1,093,267)	(464,921)	(3,215,377)	(127,051)
Total other (income) expense	938,244	(107,363)	163,922	787,296

Net loss	$(1,756,803)	$(292,127)	$(2,267,405)	$(4,569,250)

Loss per share - basic and dilutive	$(0.01)	$(0.00)	$(0.02)	$(0.07)

Weighted average shares outstanding - basic and dilutive	160,655,685	64,098,443	125,334,187	61,714,138

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,267,405)	$(4,569,250)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	2,367	71,240
Stock-based compensation	1,143,109	738,094
Debt discount amortization	2,517,213	667,413
Change in fair value of derivative liabilities	(3,215,377)	(127,051)
Shares issued for services	−	537,636
Interest expense - noncash	−	18,001
Interest expense- contingencies	−	846,093
Amortization of debt issue costs	41,803	31,803
Loss on extinguishments and settlements	322,695	−
Changes in operating assets and liabilities:
Prepaid royalties	(83,545)	−
Prepaid expense	(9,418)	129,914
Accounts payable	127,772	71,299
Accrued liabilities	303,025	284,714
Judgment and accrued contingent liabilities	16,595	−
Cash flows used in operating activities	(1,101,166)	(1,300,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(32,687)
Purchase of equipment	(38,823)	(17,419)
Net cash used in investing activities	(38,823)	(50,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	−	(1,616)
Proceeds from issuance of convertible notes payable	1,280,127	1,197,791
Payments on convertible notes payable	(236,897)	(72,445)
Net borrowings from related party note payable	(126,160)	87,696
Payment of debt issuance costs	(20,000)	−
Common stock subscribed	235,000	65,000
Common stock issued for cash	2,000	61,119
Net cash provided by financing activities	1,134,070	1,337,545

Change in cash during period	(5,919)	(12,655)

Cash, beginning of period	6,371	831
Cash, end of period	$452	$(11,824)

See accompanying notes

DIGITAL DEVELOPMENT GROUP CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Common Stock	Additonal Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Subscribed	Capital	Deficit	Deficit
Balance, December 31, 2013	81,280,441	$81,280	$45,000	$3,369,583	$(12,156,179)	$(8,660,316)

Common stock issued for conversion of debt	54,210,677	54,211	−	692,911	−	747,122

Cancellation of derivative liabilities upon debt conversion	−	−	−	1,221,172	−	1,221,172

Stock-based compensation - options	−	−	−	213,888	−	213,888

Common stock issued to Chief Executive Officer	20,095,000	20,095	−	584,323	−	604,418

Common stock issued for cash	56,556	57	−	1,943	−	2,000

Common stock issued for services	15,606,250	15,606	−	747,142	−	762,748

Common stock subscribed	−	−	235,000	−	−	235,000

Net loss	−	−	−	−	(2,267,405)	(2,267,405)

Balance, September 30, 2014	171,248,924	$171,249	$280,000	$6,830,962	$(14,423,584)	$(7,141,373)

See accompanying notes

THE DIGITAL DEVELOPMENT GROUP CORP.

CONDENSED NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. ORGANIZATION AND BUSINESS

The Digital Development Group Corp. (the “Company”) (originally Regency Resources Inc.) was incorporated under the laws of the State of Nevada on December 11, 2006, with authorized capital stock of 500,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.

The Company offers internet subscriptions to consumers for a wide array of independent content with worldwide appeal. The Company has acquired access to over 5000 titles, and it is continuing to offer a broad mix of horror, cult classics, sci-fi, vintage TV and numerous other genres, as well as adult entertainment through The Movie and Music Network.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

Principles of Consolidation

The condensed consolidated balance sheets include the accounts of the Company and its subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The Company has incurred losses and has a significant capital deficiency due to significant indebtedness. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its from third parties and work on conversions of certain notes into common stock.

There are no assurances that management will be able to negotiate through its debts, and achieve profitable operations. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Per Share Information

The Company computes per share information in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. As of September 30, 2014, diluted EPS does not give effect to all dilutive potential common shares outstanding as their effects are anti-dilutive due to losses incurred by the Company.

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

3. ACCOUNTS RECEIVABLE FACTORING

On October 1, 2013, the Company entered into an accounts receivable purchase agreement (the “Agreement”) with Summit Capital Investors, LLC (“Summit”), with an initial term of five years and renewing annually thereafter. The Company may obtain advances up to $300,000 from Summit and shall establish a separate merchant bank account in the name of Summit (the “Lockbox”) into which all of the Company’s monthly membership or accounts receivable shall be deposited. The funds in the lockbox account will be used to pay 120% of each advance received from Summit plus any other fees or costs. As of September 30, 2014 and December 31, 2013, the Company has payable related to this factoring agreement of $282,824, and $84,407, respectively, which was calculated based on 120% of advances received reduced by total accounts receivable deposited into the lockbox. All revenue from the Company will be paid directly into this bank account which is not under the Company’s ownership until the advances are paid off. Substantially all of the Company’s assets are secured by the loan.

4. PREPAID ROYALTIES

The Company incurs costs associated with licensing content from independent producers. Initially, costs may be prepaid in advance. Pre-payments are capitalized and amortized over the period under the terms of the contracts, based on usage. In the event management believes the Company will not recover the royalties advanced, such amounts are charged to expense.

5. ACCRUED LIABILITIES

The components of accrued liabilities were as follows:

	September 30, 2014	December 31, 2013
Interest	$355,884	$152,350
Payroll	77,757	455,193
Payroll taxes - delinquent	93,584	93,584
Other	26,006	19,618
Total accrued liabilities	$553,231	$720,745

6. CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable consisted of the following:

	September 30, 2014	December 31, 2013

Convertible notes payable to Coventry Capital, LLC, net of discount of $3,490,
and $0, respectively	$856,510	960,000
Convertible note payable to Stuart Subotnik, net of discount of $83,000 and $132,799,
respectively	297,000	247,201
Convertible notes payable to Asher Enterprises	-	183,000
Convertible notes payable to Tonaquint, net of discount of $219,640 and $26,906,
respectively	253,909	81,614
Convertible note payable to Vista Capital Investments, net of discount of $52,966
and $0, respectively	47,034	-
Convertible notes payable to LG Capital, net of discount of $44,472 and $0,
respectively	82,028	25,000
Convertible notes payable to Union Capital, net of discount of $31,708 and $0,
respectively	43,792	25,000
Other notes payable, net of discount of $192,002 and $41,602, respectively	378,345	255,054

Total convertible notes payable, net of discount	$1,958,618	1,776,869

Note payable consists of the following -

Note payable to Charlie Sheen	$510,000	$510,000

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

Coventry Enterprises, LLC Note

On April 2, 2014, the Company entered into a convertible note with Coventry Enterprises, LLC for $50,000. The note accrues interest at the rate of 10% per annum (default rate of 16%, per annum); is due and payable in one year; and may be converted by Coventry Enterprises at any time after 180 days. The notes are convertible into shares of Company common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock over the prior 20 trading days calculated at the time of conversion. The notes also contain certain representations, warranties, covenants and events of default. The Company has reserved 8,865,000 shares in connection with this Note, 6,023,473 of which have been issued leaving a balance of 2,841,527 reserved shares.

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

QuickLoan Funding

On March 13, 2013, the Company entered into a convertible promissory note with QuickLoan Funding, an accredited lender. Under the terms of the note, the lender advanced $110,000 to the Company. The amounts advanced by lender were subject to a 20% original issue discount. In the nine months ended September 30, 2014, the Company received additional $55,000 from the lender, less discounts and fees. During the nine months ended September 30, 2014, QuickLoan Funding converted $55,160 of their notes into 3,233,333 shares of the Company’s common stock and the balance, plus accrued interest, was paid in cash totaling $124,934.

Charlie Sheen

On April 16, 2013, the Company executed a Promissory Note (the “Promissory Note”) in favor of celebrity actor, Charlie Sheen, pursuant to which Charlie Sheen has loaned the Company $150,000. Under the terms of the Promissory Note, the principal accrues interest at the rate of 6% per annum and is due and payable on April 10, 2015, with interest only payments of $750 per month to commence on November 1, 2013. During the prior year, the Company borrowed an additional $360,000 from Mr. Sheen under the same terms as the Promissory Note.

Tonaquint Convertible note

On April 3, 2013, the Company, entered into a Securities Purchase Agreement, Secured Convertible Promissory Note, Security Agreement, Warrant, Deed of Trust, Deed of Trust Notes, Confession of Judgment and ancillary agreements (the “Financing Documents”) with Tonaquint, Inc., (the “Buyer”). Under the terms of the Financing Documents, the Buyer entered into the Secured Convertible Promissory Note in the principal amount of $340,000 (the “Note”). Initially, $100,000 was advanced under the first $140,000 of the Note, net of an original issue discount (OID) of $30,000 and noteholders costs of $10,000. The Company is obligated to commence repayment of the Note on the 180th day after the Note issuance date by making monthly installments of $28,333. Provided certain equity conditions are met, the Company may repay the monthly installment payments through the issuance of Company common stock at the market price (the “Market Price”) defined as 90% of the arithmetic average of the three (3) lowest volume weighted average pricing “VWAP” of the shares of Common Stock during the twenty (20) consecutive trading day period immediately preceding the date of repayment. Additionally, if the Company pays the installment payment in Company common stock, then 23 days following the installment payment date the noteolder shall receive additional shares of Company common stock if the Market Price on the 23rd day is less than the Market Price on the installment payment date. The entire outstanding balance under the Note is due and payable 17 months after the date of issuance. The Note bears interest at the rate of eight percent (8%) per annum, provided that upon the occurrence of an event of default, interest shall accrue on the outstanding balance both before and after judgment at the rate of twenty-two percent (22%) per annum.

In July and August 2014, the remaining advances were made under the note at $100,000, each, net of OID of $15,000, each. The Note is secured by a Security Agreement executed by the Company and listing the Buyer Deed of Trust Notes as security for the Company’s obligations under the Financing Documents (the “Security Agreement”). Each of the Buyer Deed of Trust Notes is secured by a Deed of Trust (the “Deed of Trust”). The outstanding balance under the Note may be converted by the Buyer at any time into shares of Company common stock at the rate of $0.105 per share (the “Conversion Price”), subject to adjustment in the event of certain issuances of variable price or unrestricted securities by the Company after the date of the Note. In addition, beginning on the date that is six months after the date the advance was made and the same day of each month thereafter until the maturity date, an installment amount will be due. This installment amount can be paid in cash or converted into shares of the Company's common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. Upon an event of default, the outstanding balance under the Note shall increase to 135% and will be immediately due and payable, and the Buyer may convert the outstanding balance into shares of Company common stock at the lower of the Conversion Price then in effect and the Market Price.

The Company also issued noteholder a warrant to purchase up to 1,400,000 shares of Company common stock at an exercise price of $0.20 per share, subject to adjustment in the event of certain issuances of variable price and unrestricted securities by the Company after the date of the Note. See below for Warrant extinguishment. The Warrants could have been exercised for a term of five (5) years and have a “cashless exercise” provision. The embedded conversion feature of this note and related warrants have been recorded as a derivative liability due to the down-round protection of the conversion prices.

During the nine months ended September 30, 2014, Tonaquint converted $94,928 of their notes along with $9,451 in accrued interest into 12,144,866 shares of the Company’s common stock.

During the nine months ended September 30, 2014, Tonaquint and the Company agreed to cancel the Warrant in exchange for the issuance of a convertible note totaling $285,000. The Note accrues interest at the rate of 8% per annum; is due and payable 17 months after the date of issuance; and may be converted by Tonaquint at any time into shares of Company common stock at a conversion price equal to 90% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default. In connection therewith, the Company recorded as loss on the exchange in the amount of $259,000. The note was recorded at approximately $27,000 with the balance allocated to conversion features classified as a derivative liability, in the amount of $258,000. During the nine months ended September 30, 2014, Tonaquint converted approximately $41,000 of the principal balance of this note into 1,614,402 shares of the Company's common stock. The Company has reserved a total of 108,250,000 shares in connection with these Notes, 23,954,543 of which have been issued leaving a balance of 84,295,457 reserved shares.

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

In addition, during the nine months ended September 30, 2014, the Company entered into two additional notes with Asher Enterprises for a total of $75,000. The notes have the same terms and conditions as previously issued notes to Asher. The Company was in default of this note because the Company did not file the 10-Q on time according to SEC filing requirements. The Company recorded an increase in the principal balance of $91,500 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, Asher Notes in the amount of $252,019 in principal and accrued interest, were converted into 15,886,433 shares of the Company’s common stock.

Vista Capital Investments

On May 7, 2014, the Company entered into a Convertible Promissory Note with Vista Capital Investments, LLC (“Vista”) in the original principal amount of $150,000 (the “Note”), pursuant to which Vista funded $50,000. On September 26, 2014, Vista funded an additional $50,000 under the Note agreement. The Note has a one-time interest charge of 12%; is due and payable one year after the date of issuance; and may be converted by Vista at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Note) calculated at the time of conversion. The Note also contains certain representations, warranties, covenants and events of default, and is collateralized by the issuance of 20,000,000 shares of Company common stock. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. The Company has reserved 75,000,000 shares in connection with this Note, zero of which have been issued leaving the entire balance as reserved shares.

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

On March 4, 2014, May 9, 2014, June 24, 2014, and August 12, 2014, the Company entered into Convertible Promissory Notes with LG in the original principal amounts of $32,000, $26,500, $36,750, and $47,250, respectively, less discounts and fees (the “Notes”). The Notes bears interest at the rate of 8% or 10% per annum; are due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion.

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

During the nine months ended September 30, 2014, LG converted a total balance of note principal and accrued interest of $67,925 into 8,541,191 shares of the Company's common stock. The Company has reserved a total of 51,945,000 shares in connection with this Note, 7,782,252 of which have been issued leaving a balance of 44,162,748 reserved shares.

Union Capital

On March 4, 2014, the Company entered into Securities Purchase Agreement with Union Capital LLC (“Union”) pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $90,000 (the “Notes”), pursuant to which Union funded $30,000 at that date and an additional $30,000 on May 12, 2014, less discounts and fees. On July 28, 2014, the Company issued an additional convertible promissory note in the principal balance of $40,000, less discounts and fees. The Notes accrue interest at the rate of 10% per annum; are due and payable 12 months after their date of issuance; and may be converted by Union at any time into shares of Company common stock at a conversion price equal to 55% of the market price (as determined in the Note) calculated at the time of conversion. The Securities Purchase Agreement and Notes also contain certain representations, warranties, covenants and events of default. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Quarterly Report. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

During the nine months ended September 30, 2014, Union converted a total balance of note principal and accrued interest of $25,775 into 3,678,637 shares of the Company's common stock. The Company has reserved 16,938,000 shares in connection with this Note, zero of which have been issued leaving a balance of 16,938,000 reserved shares.

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

During the nine months ended September 30, 2014, Gel converted a total balance of note principal and accrued interest of $51,362 into 5,111,815 shares of the Company's common stock. The Company has reserved 9,892,000 shares in connection with this Note, 6,973,504 of which have been issued leaving a balance of 2,918,496 reserved shares.

Other Convertible Notes Payable

Not including notes described above, the Company has entered into notes with balances as of September 30, 2014 of $378,345, net of discounts and fees. These notes consist primarily of convertible notes, with interest rates between 6%-10% and maturity dates between June 30, 2014 and June 24, 2015. The convertible notes are convertible at rates between 50%-60% of the market value of the Company's common stock after six months of issuance. The Company has reserved shares under these notes.

Related Party Note Payable

Effective January 30, 2013, the Company entered into a Promissory Note with Martin W. Greenwald, the Company’s Chief Executive Officer, pursuant to which Mr. Greenwald has agreed to loan the Company up to $250,000 to fund Company operations. The Promissory Note provides that Mr. Greenwald may advance funds to the Company from to time to time, up to the amount of $250,000. The amounts advanced shall be due within one year from the date of the promissory note and shall accrue interest at 3% per annum. The Company had $126,160 outstanding under the loan agreement as of December 31, 2013. Amounts were repaid during the nine months ended September 30, 2014 totaling approximately $54,000. The balance due, including accrued salaries, was settled through the issuance of common stock as discussed in Note 9. No amounts are due at September 30, 2014.

NOTE 7 – DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liabilities activity, classified as level 3 financial instruments, for both the embedded conversion features and the warrants for the nine months ended September 30, 2014:

Amount

Derivative liabilities balance, January 1, 2014	$4,272,031

Issuance of derivative financial instruments in 2014	2,851,587

Cancellation - conversions of notes in 2014	(1,221,172)

Change in fair value of derivative liabilities	(3,215,377)

Derivative liabilities balance, September 30, 2014	$2,687,069

The accompanying consolidated statement of operations includes $841,428 related to effects from the excess of fair value of the derivatives embedded in convertible notes at the time of issuance, which is included in interest expense.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent liability

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

Settlements

From time to time, the Company is involved in disputes. During the nine months ended September 30, 2014, the Company settled matters aggregating approximately $65,000.

Judgment liability

Effective December 19, 2012, the Company terminated the Securities Purchase Agreement, Registration Rights Agreement and Debenture dated November 6, 2012 (the “Financing Documents”) with Ironridge Media Co., a division of Ironridge Global IV, Ltd. (“Ironridge”), for the sale of up to $3,000,000 of Convertible Subordinated Debentures and Series A Preferred Stock. On January 11, 2013, Ironridge submitted a claim with JAMS, Inc. in Santa Monica, California for binding arbitration under the Financing Documents and requested that it be awarded damages relating to the termination of the Financing Documents. The Company submitted counter-claims in the JAMS arbitration claiming that it was fraudulently induced to enter into the Financing Documents, and that a fully performed oral stock purchase agreement caused the Financing Documents to be abandoned by the parties, justifying rescission of the financing documents. In May 2013, the Arbitrator in the JAMS arbitration announced an interim award to Ironridge shall recover from the Company in the amount of $850,000 plus attorney fees and costs. On July 10, 2013, the Arbitrator made the interim award final, and awarded Ironridge an additional $110,168 in attorneys’ fees and costs. The Company does not have adequate cash to pay the final arbitration award. The judgment resulting from the arbitration award would adversely affect the business, future operations and the financial condition of the Company, and may cause the Company to default under its existing loan obligations which would provide the lenders with the right for immediate repayment. The Company recorded an accrual of $960,000 under contingent liability in the accompanying condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013 related to this case, as well as accrued interest on the outstanding balance of $120,000 as of September 30, 2014.

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

In consideration for his services, the Company has agreed to pay Charlie Sheen a $300,000 fee payable in installments. In addition, the Company has agreed to pay Mr. Sheen a percentage of Company gross revenues generated by the distribution and sale of original programming featuring Mr. Sheen and his affiliates, including gross revenues from the Charlie Sheen Channel and other pay per view events and episodes. In consideration of Mr. Sheen’s obligations, the Company has also agreed to issue to Mr. Sheen options to purchase up to seven million shares of the Company’s common stock as follows: options to purchase one million shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining six million shares of the Company’s common stock shall vest in equal installments of one million shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share. The Company has continued to record the compensation costs associated with the vesting of these options (see Note 10). The Company and Charlie Sheen are in mutual dispute with regards to this agreement.

Operating lease

The Company leases office space under an operating lease, which began on July 1, 2012, expired on November 15, 2013 and is now month to month. The average rental payment including utilities and operating expenses for the facility is approximately $5,935 per month. Rent expense for the periods ended September 30, 2014 and 2013 amounted to $52,835 and $47,505, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

From January 1, 2014 to September 30, 2014, the Company issued 15,606,250 common shares for services provided valued at $762,748 to various service providers, of which $11,250 reduced accounts payable and the balance of $751,498 charged to expense. The Company issued 20,095,000 shares valued at $604,418 for unpaid salary and advances totaling $455,193, and additional compensation to its Chief Executive Officer totaling $149,225 and charged to expense.

In addition, the Company issued 56,556 common shares for cash of $2,000, and issued 54,210,677 common shares upon conversion of notes payable of $747,122.

During the nine months ended September 30, 2014, the Company has received $235,000 in stock subscription for the purchase of 13,421,053 of its common stock. The shares are expected to be issued in the fourth quarter of 2014.

As of September 30, 2014, the Company has notes payable which are convertible into approximately 231,000,000 shares common stock under various convertible note agreements, as well as approximately 9,000,000 common shares under various options and warrants.

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

On March 25, 2013 and in connection with the Sheen Agreement, the Company agreed to issue to Mr. Sheen options to purchase up to 7,000,000 shares of the Company’s common stock as follows: options to purchase 1,000,000 shares of the Company’s common stock vested upon the date of the Agreement, and options to purchase the remaining 6,000,000 shares of the Company’s common stock shall vest in equal installments of 1,000,000 shares every six months after the date of the Agreement, each exercisable at an exercise price of $0.10 per share and have a five (5) year term. These options have been terminated and recalled as a result of Mr. Sheen’s inability to comply with the Sheen Agreement.

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

The following assumptions were used to determine the fair value of the options at date of grant:

Expected volatility (%)	95%-315%

Risk free rate	0.27%-0.38%
Expected term	2-3 years

Dividend yield	0%

The expected volatility has increased to 315% during the nine months ended September 30, 2014. Such volatility and other assumptions were used in 2014 since the Sheen options vest over a period of three years and are valued at each vesting date. Total stock-based compensation expense included in general and administrative expense for the period from January 1, 2014 to September 30, 2014 was $213,888 related to all stock options previously granted.

Compensation expense for all stock-based compensation awards is recognized using the straight-line method. A summary of stock option activity is as follows:

	Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value
Outstanding at December 31, 2013	11,320,000	$0.10	5.97	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or cancelled	(7,000,000)	(0.10)	(4.00)		−
Outstanding at September 30, 2014	4,320,000	$0.10	6.47	$	−
Exercisable at September 30, 2014	4,320,000	$0.10	6.47	$	−

NOTE 10—SUBSEQUENT EVENTS

On September 17, 2014, the Company entered into an a convertible note KBM Worldwide, Inc. (“KMB Note”) amounting to $53,000, interest at the rate of 8% per annum (default rate of 22%, per annum), due and payable prior to July 19, 2015, and may be converted by KBM at any time after such date. The notes are convertible into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the KBM Note) calculated at the time of conversion. The KBM Note also contains certain representations, warranties, covenants and events of default. In the event of default, the notes will increase 200% of the debt balance as of the date of default. The KBM Note was funded by KBM on or about October 2, 2014, thus recorded on such date.

On October 23, 2014, the Company entered into a convertible note KBM (“KMB Note 2”) amounting to $28,000, interest at the rate of 8% per annum (default rate of 22%, per annum), due and payable prior to 180 days, and may be converted by KBM at any time after 180 days. The notes are convertible into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the KBM Note) calculated at the time of conversion. The KBM Note 2 also contains certain representations, warranties, covenants and events of default. In the event of default, the notes will increase 200% of the debt balance as of the date of default.

On November 6, 2014, the Company raised an additional $26,500 under convertible notes under similar conditions to the notes described for LG Note above.

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

The Company commenced generating revenues from monthly subscribers during March 2013. As of the date of this report, the Company has approximately 3,765 monthly subscribers.

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

Results For The Nine Months Ended September 30, 2014 and 2013

Net revenue for the nine months ended September 30, 2014 and September 30, 2013 was $81,621 and $52,223 respectively. We have attempted to increase our product offerings to enable us to increase our revenues.

Selling, general and administrative expenses (S,G&A)

S,G&A for the nine months ended September 30, 2014 was $2,185,104, compared to $3,834,177 for the nine months ended September 30, 2013. S,G&A for the nine months ended September 30, 2014 declined mainly due decreases in certain salaries and marketing expenses, offset by an increase in stock-based compensation.

Interest expense

Interest expense totaled $3,056,604 during the nine months ended September 30, 2014, compared to $914,347 during the nine months ended September 30, 2013. Interest expense was primarily the result of amortization and accretion of debt issuance discounts totaling $2,517,213 under convertible notes payable, some of which were accelerated due to conversions and defaults.

Change in fair value of derivative liabilities

The derivative liability gain totaled $3.2 million during the nine months ended September 30, 2014. The change was mainly related to the decrease in fair value of the derivative liability which was the result of the fluctuation in our stock prices since December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash of $452 and working capital deficit of $7.2 million. For the nine months ended September 30, 2014, net cash used in operations was $1,101,166 versus $1,300,094 in the prior year. To date, we have financed our operations through the issuance of common stock and securities convertible into common stock. Given estimates of our Company’s future operating results, we are currently forecasting that we will need to secure additional financing to obtain adequate financial resources to reach profitability. As of the date of this report, we estimate that the cash necessary to implement our current business plan for the next twelve months is approximately $1,200,000. However, we cannot provide any assurances that we will be able to raise additional funds to meet our cash needs; that the cash required to implement our current plan will not exceed our estimated amount of cash necessary; or that we can achieve profitability with the estimated amounts we determined above, or that we will ever achieve profitability. We also cannot provide any assurances that we will be able to receive additional funds under our production line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) who is also our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

As of September 30, 2014, the Company did not have a separate functioning audit committee.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified above, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

i)

As of September 30, 2014, the Company did not have a separate functioning audit committee.

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

Our articles of incorporation authorize the issuance of up to 850,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We did not obtain shareholder approval for our amendment increasing the number of authorized shares.

On September 24, 2014, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of the Company from 500,000,000 to 850,000,000. The Company did not yet receive shareholder approval for the Amendment as required by Nevada law. The Company plans to seek ratification from the Company’s shareholders to approve the filing of the Amendment. If the Company does not receive shareholder approval for the Amendment, the Company may have to rescind the Amendment in which event it may not have an adequate number of authorized shares to meet the Company’s commitments under its convertible notes, options and warrants, which may cause the Company to default under its convertible notes.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the ninety (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

We may not have the ability to pay our promissory notes when due.

The Company has issued convertible and other promissory notes in the amount of $3,095,895 as of September 30, 2014. The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. The Company’s inability to repay the notes when due would permit the note holders to exercise their default remedies against the Company which could have a material adverse effect on the Company. Additionally, many of the note holders have the right to declare entire amount of the outstanding debt immediately due and payable upon the occurrence of events of default, which include events such as our late filing of this Quarterly Report on Form 10-Q.

Conversion of our convertible notes into common stock will result in additional dilution to our stockholders.

We have issued numerous convertible notes which are convertible into shares of our common stock at conversion prices which are at a discount to the then current trading price of our common stock. Additionally, upon the occurrence of certain events of default (including conditions outside of our control) the note holders are entitled to increased repayment and interest rates, as well as other remedies. For example, our late filing of this Quarterly Report on Form 10Q entitled several of the note holders to increased repayment amounts and interest rates. Also, some of the note holders have anti-dilution and conversion reset provisions which are triggered by the issuance of lower priced securities. As shares of our common stock are issued due to conversion of some or all of the convertible notes, the ownership interests of existing stockholders are being diluted. As of December 31, 2013, there were 81,280,441 shares outstanding, and this amount increased to 171,248,924 shares outstanding as of September 30, 2014, and increased to 216,664,780 shares outstanding as of November 13, 2014, which was partly as the result of the issuance of shares of Company common stock resulting from the conversion of convertible notes outstanding. The Company expects that note holders will continue to convert and the number of outstanding shares to continue to increase significantly.

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

On July 9, 2014, the Company issued 1,064,736 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $28,000.00 under the terms of their convertible promissory note dated April 2, 2013;

On July 21, 2014, the Company issued 549,666 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $28,000.00 under the terms of their convertible promissory note dated April 2, 2013;

On August 6, 2014, the Company issued 592,420 shares of common stock to Tonaquing, Inc. in consideration of their conversion of $15,023.76 under the terms of their convertible promissory note dated April 2, 2013;

On September 8, 2014, the Company issued 1,470,588 shares of common stock to Asher Enterprises, Inc.in consideration of their conversion of $15,000.00 under the terms of their convertible promissory note dated February 27,2014;

On September 10, 2014, the Company issued 2,424,242 shares of common stock to Asher Enterprises, Inc. in consideration of their conversion of $24,0000.00 under the terms of their convertible promissory note dated February 27, 2014;

On September 12, 2014, the Company issued 557,543 shares of common stock to Union Capital, LLC in consideration of their conversion of $5,252.05 under the terms of their convertible promissory note dated March 7, 2014;

On September 15, 2014, the Company issued 1,435,065 shares of common stock to Asher Enterprises, Inc. in consideration of their conversion of $11,050.00 under the terms of their convertible promissory note dated February 27, 2014;

On September 16, 2014, the Company issued 1,086,550 shares of common stock to Union Capital, LLC in consideration of their conversion of $7,888.36 under the terms of their convertible promissory note dated March 7, 2014;

On September 23, 2014, the Company issued 2,034,544 shares of common stock to Union Capital, LLC in consideration of their conversion of $12,634.52 under the terms of their convertible promissory note dated March 7, 2014;

On September 23, 2014, the Company issued 2,715,549 shares of common stock to LG Capital Funding in consideration of their conversion of $16,863.56 under the terms of their convertible promissory note dated March 4, 2014;

On October 10, 2014, the Company issued 1,083,416 shares of common stock to Union Capital in consideration of their conversion of $5,817.95 under the terms of their convertible promissory note dated March 7, 2014;

On October 17, 2014, the Company issued 3,660,131 shares of common stock to Tonaquint, Inc. in consideration of their conversion of $28,000.00 under the terms of their convertible promissory note dated April 2, 2013;

On October 23, 2014, the Company issued 1,020,408 shares of common stock to Coventry Enterprises in consideration of their conversion of $5,000.00 under the terms of their convertible promissory note dated April 2, 2014;

On October 23, 2014, the Company issued 1,697,427 shares of common stock to LG Capital funding in consideration of their conversion of $8,504.11 under the terms of their convertible promissory note dated March 4, 2014;

On October 29, 2014, the Company issued 2,222,222 shares of common stock to Coventry Enterprises in consideration of their conversion of $10,000.00 under the terms of their convertible promissory note dated April 2, 2014;

On October 31, 2014, the Company issued 2,222,222 shares of common stock to Coventry Enterprises in consideration of their conversion of $10,000.00 under the terms of their convertible promissory note dated April 2, 2014;

On November 7, 2014, the Company issued 2,564,102 shares of common stock to Coventry Enterprises in consideration of their conversion of $10,000.00 under the terms of their convertible promissory note dated April 2, 2014;

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

On May 30, 2014, the Company entered into a Convertible Promissory Note with Blue Citi, LLC (“BC”) in the original principal amount of $50,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by BC at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion or as of May 30, 2014. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On June 10, 2014, LG Capital Funding, LLC (“LG”) funded a Back End Promissory Note with the Company in the principal amount of $25,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable December 10, 2014; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On June 11, 2014, GEL Properties, LLC (“GEL”) funded a Back End Promissory Note with the Company in the principal amount of $25,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable December 10, 2014; and may be converted by GEL at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On June 19, 2014, the Company entered into a Convertible Promissory Note with Adar Bays, LLC (“AB”) in the original principal amount of $50,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by AB at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to --% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The Company also signed a Back End Promissory Note with AB in the amount of $50,000.00 upon the same terms. -- The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On June 23, 2014, the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”) in the original principal amount of $52,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by KBM at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the three lowest closing bid prices for the previous 10 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On June 24, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding, LLC (“LG”) in the original principal amount of $36,750.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to our Quarterly Report filed on on August 27, 2014. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On July 18, 2014, the Company entered into a Convertible Promissory Note with Tonaquint, Inc. (“Tonaquint”) in the original principal amount of $115,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable nine months after the date of issuance; and may be converted by Tonaquint at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to $0.105 per share. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On July 28, 2014, the Company entered into a Convertible Promissory Note with Union Capital, LLC (“UC”) in the original principal amount of $40,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by UC at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The Company also signed a Back End Promissory Note with UC in the amount of $40,000.00 upon the same terms. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On July 30, 2014, the Company entered into a Convertible Promissory Note with Toledo Advisors, LLC (“TA”) in the original principal amount of $52,500.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by TA at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The Company also signed a Back End Promissory Note with TA in the amount of $52,500.00 upon the same terms. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On August 12, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding (“LG”) in the original principal amount of $47,250.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The Company also signed a Back End Promissory Note with LG in the amount of $47,250.00 upon the same terms. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On August 18, 2014, the Company entered into a Convertible Promissory Note with Tonaquint, Inc (“Tonaquint”) in the original principal amount of $115,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable eleventh months after the date of issuance; and may be converted by Tonaquint at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to $0.03 per share. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On August 26, 2014, the Company entered into a Convertible Promissory Note with Tangiers Investment Group, LLC (“TIG”) in the original principal amount of $55,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by TIG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On September 10, 2014, the Company entered into a Convertible Promissory Note with JSJ Investments, Inc. (“JSJ”) in the original principal amount of $100,000.00 (the “Note”). The Note bears interest at the rate of 10% per annum; is due and payable twelve months after the date of issuance; and may be converted by JSJ at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On September 17, 2014, the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”) in the original principal amount of $53,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable July 19, 2015; and may be converted by KBM at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the average of the three lowest closing bid prices for the previous 10 days (as determined in the Note) calculated at the time of conversion or as of May 30, 2014. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On September 26, 2014, Vista Capital Investments, LLC (“VCI”) funded an additional $50,000.00 from the Jay 7, 2014 Promissory Note (the “Note”). The Note bears interest at the rate of 12% per annum; is due and payable twenty-four months after the date of funding; and may be converted by VCI at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the average of the lowest closing bid price for the previous 25 days (as determined in the Note) calculated at the time of conversion or as of May 30, 2014. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On October 23, 2014, the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”) in the original principal amount of $28,000.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable twelve months after the date of issuance; and may be converted by KBM at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the three lowest closing bid prices for the previous 10 days (as determined in the Note) calculated at the time of conversion or as of May 30, 2014. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On November 6, 2014, LG Capital Funding (“LG”) funded a Back End Promissory Note with the Company in the principal amount of $26,500.00 (the “Note”). The Note bears interest at the rate of 8% per annum; is due and payable May 9, 2015; and may be converted by LG at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 55% of the average of the lowest closing bid prices for the previous 20 days (as determined in the Note) calculated at the time of conversion or as of May 30, 2014. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 24, 2014, the Company filed a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the authorized shares of the Company from 500,000,000 to 850,000,000. The Company did not receive shareholder approval for the Amendment. The Company intends to obtain ratification from the Company’s shareholder approving of the Amendment.

ITEM 6. EXHIBITS

Exhibit Number	Description

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)
32	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)
3.6	Certificate of Amendment to Articles of Incorporation dated December 6, 2013
3.7	Certificate of Amendment to Articles of Incorporation dated September 24, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: November 13, 2014	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)