Form 10-Q/A
period 2014-09-30
Digital Development Group Corp
filed 2014-11-17
CIK 1379699

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of The Digital Development Group Corp. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 13, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Executive Officer and Chief Financial Officer (1)
32*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, for Chief Financial Officer and Chief Financial Officer (1)
3.6*	Certificate of Amendment to Articles of Incorporation dated December 6, 2013
3.78	Certificate of Amendment to Articles of Incorporation dated September 24, 2014
101**	XBRL (eXtensible Business Reporting Language)

*Previously filed with the SEC as an attachment for the Form 10-Q for the period ended September 30, 2014 on November 13, 2014.

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

THE DIGITAL DEVELOPMENT GROUP CORP.
(Registrant)

Date: November 14, 2014	/s/ Martin W. Greenwald
Martin W. Greenwald Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4